Form 10-Q
period 2014-09-30
C1 Financial, Inc.
filed 2014-10-16
CIK 1609132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

Commission file number 001-36595

C1 FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Florida	46-4241720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 5th Street South	33701
St. Petersburg, Florida	(Zip Code)
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

Indicate the number of shares outstanding of the issuer’s common stock, par value $1.00 per share, as of October 16, 2014: 16,100,966.

C1 FINANCIAL, INC. AND SUBSIDIARIES

Forward-Looking Statements

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or “may,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, the following:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Registration Statement on Form S-1, No. 333-197360, declared effective by the Commission on August 13, 2014

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

Part I

Financial Information

Item 1.       Financial Statements

C1 Financial, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2014 and December 31, 2013

(Dollars in thousands, except per share data)

(Balance Sheet data at December 31, 2013 is derived from audited financial statements)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$283,741	$143,452
Federal Home Loan Bank stock, at cost	9,696	8,210
Loans receivable (net of allowance of $5,441 and $3,412 at September 30, 2014 and December 31, 2013)	1,125,151	1,046,737
Premises and equipment, net	63,592	57,284
Other real estate owned, net	37,956	41,049
Bank owned life insurance	8,867	8,748
Accrued interest receivable	3,131	3,013
Core deposit intangible	1,074	1,485
Prepaid expenses	5,961	2,071
Other assets	8,876	11,322
Total assets	$1,548,045	$1,323,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$294,144	$194,383
Interest bearing	870,820	846,660
Total deposits	1,164,964	1,041,043
Federal Home Loan Bank advances	189,000	150,500
Other borrowings	3,000	3,000
Other liabilities	5,785	7,014
Total liabilities	1,362,749	1,201,557
Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 and 12,216,932 shares issued and outstanding at September 30, 2014 and December 31, 2013 [1]	16,101	12,217
Additional paid-in capital	148,122	93,906
Retained earnings	21,073	15,691
Accumulated other comprehensive income	–	–
Total stockholders’ equity	185,296	121,814
Total liabilities and stockholders’ equity	$1,548,045	$1,323,371

 1 Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

C1 Financial, Inc.

Condensed Consolidated Income Statements (Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income
Loans, including fees	$16,028	$12,873	$46,481	$31,954
Securities	2	51	59	675
Federal funds sold and other	215	143	612	295
Total interest income	16,245	13,067	47,152	32,924
Interest expense
Savings and interest bearing demand deposits	546	481	1,572	1,364
Time deposits	953	813	2,919	2,093
Federal Home Loan Bank advances	709	585	1,852	1,249
Other borrowings	15	15	44	45
Total interest expense	2,223	1,894	6,387	4,751
Net interest income	14,022	11,173	40,765	28,173
Provision (reversal of provision) for loan losses	207	(168)	4,815	(153)
Net interest income after provision for loan losses	13,815	11,341	35,950	28,326
Noninterest income
Gain (loss) on sale of securities	-	(271)	241	305
Gain on sale of loans	775	315	2,323	686
Services charges and fees	526	505	1,658	1,276
Bargain purchase gain	37	12,569	48	12,569
Gain on sale of other real estate, net	68	149	720	535
Bank-owned life insurance	41	37	118	134
Mortgage banking fees	-	130	47	506
Other noninterest income	350	2,356	1,029	2,843
Total noninterest income	1,797	15,790	6,184	18,854
Noninterest expense
Salaries and employee benefits	4,777	4,297	13,526	12,488
Occupancy expense	1,138	1,008	3,310	2,545
Furniture and equipment	673	547	1,954	1,308
Regulatory assessments	362	299	1,067	781
Network services and data processing	1,033	943	2,824	2,467
Printing and office supplies	77	124	270	336
Postage and delivery	52	87	181	197
Advertising and promotion	812	882	2,634	2,413
Other real estate owned related expense	511	747	1,625	1,668
Other real estate owned – valuation allowance expense	45	480	609	679
Amortization of intangible assets	117	102	412	267
Professional fees	750	787	2,174	1,953
Loan collection expenses	140	395	463	808
Merger related expense	-	994	-	1,173
Other noninterest expense	793	755	2,178	1,920
Total noninterest expense	11,280	12,447	33,227	31,003
Income before income taxes	4,332	14,684	8,907	16,177
Income tax expense	1,706	5,528	3,525	6,095
Net income	$2,626	$9,156	$5,382	$10,082
Earnings per common share:[2]
Basic	$0.18	$0.81	$0.40	$0.92
Diluted	$0.18	$0.81	$0.40	$0.92

2 Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

C1 Financial, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income	$2,626	$9,156	$5,382	$10,082
Other comprehensive income:
Unrealized gains/losses on available for sale securities:
Unrealized holding gain (loss) arising during the period	–	–	241	228
Reclassification adjustments for gains included in net income*	–	–	(241)	(305)
Tax effect*	–	–	–	29
Total other comprehensive income (loss), net of tax	–	–	–	(48)
Comprehensive income	$2,626	$9,156	$5,382	$10,034

*	Amounts for realized gains on available for sale securities are included in gain on sale of securities in the consolidated income statements. Income taxes associated with the reclassification adjustment for gains included in net income for the nine months ended September 30, 2014, and 2013 were $0 and $29, respectively. The amounts related to income taxes on gains included in net income are included in income tax expense (benefit) in the consolidated income statements.

See accompanying notes to unaudited condensed consolidated financial statements.

C1 Financial, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2014 and 2013

(Dollars in thousands)

	Preferred Stock Series E	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013[3]	$1,033	$9,616	$82,016	$3,738	$(4)	$48	$96,447
Issuance of common stock, net of costs of $0 (926,783 shares)[3]	-	927	6,384	-	-	-	7,311
Conversion of preferred stock to common stock[3]	(1,033)	1,033	-	-	-	-	-
Retirement of treasury stock[3]	-	-	(4)	-	4	-	-
Net income	-	-	-	10,082	-	-	10,082
Other	-	-	-	(36)	-	-	(36)
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Balance at September 30, 2013	$-	$11,576	$88,396	$13,784	$-	$-	$113,756

Balance at January 1, 2014[3]	$–	$12,217	$93,906	$15,691	$–	$–	$121,814
Issuance of common stock, net of costs of $4,653 (3,884,034 shares)[3]	–	3,884	54,023	–	–	–	57,907
Net income	–	–	–	5,382	–	–	5,382
Other	–	–	193	–	–	–	193
Other comprehensive income	–	–	–	–	–	–	–
Balance at September 30, 2014	$–	$16,101	$148,122	$21,073	$–	$–	$185,296

3 Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

C1 Financial, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2014 and 2013

(Dollars in thousands, except per share data)

	2014	2013
Cash flows from operating activities
Net income	$5,382	$10,082
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,815	(153)
Depreciation	2,076	1,467
Net accretion of purchase accounting adjustments	(1,807)	(1,925)
Net amortization of securities	-	589
Accretion of loan discount	(205)	(129)
Amortization of other intangible assets	411	267
Increase in other real estate owned valuation allowance	609	679
Increase in cash surrender value of BOLI	(119)	(134)
Gain on sale of securities	(241)	(305)
Bargain purchase gain	(48)	(12,569)
Net change in deferred income tax expense (benefit)	40	29
Gain on sales of loans	(2,323)	(686)
Gain on sales of other real estate owned	(720)	(535)
Origination of loans held for sale	(19,428)	(33,343)
Proceeds from loans held for sale	21,954	27,465
Change in assets and liabilities:
Accrued interest receivable and other assets	(2,317)	(1,094)
Other liabilities	(771)	22,007
Net cash from operating activities	7,308	11,712
Cash flows from investing activities
Net change in time deposits in other financial institutions	-	249
Loan originations, net of repayments	(84,874)	(126,125)
Proceeds from sale of foreclosed assets	6,250	4,312
Proceeds from sales, calls and maturities of securities	996	130,562
Purchase of Federal Home Loan Bank stock	(1,958)	(3,518)
Proceeds of sale of Federal Home Loan Bank stock	472	2,113
Payments for the purchase of premises and equipment	(8,384)	(10,752)
Net cash transferred in bank acquisition	48	40,927
Net cash from investing activities	(87,450)	37,768
Cash flows from financing activities
Net proceeds from issuance of common stock	57,907	7,311
Net change in deposits	124,024	26,392
Repayment of Federal Home Loan Bank advances	(6,500)	(65,400)
Proceeds from Federal Home Loan Bank advances	45,000	100,000
Net cash provided by financing activities	220,431	68,303
Net change in cash and cash equivalents	140,289	117,783
Cash and cash equivalents at beginning of the period	143,452	77,038
Cash and cash equivalents at end of the period	$283,741	$194,821
Supplemental information:
Cash paid during the period for interest	$6,610	$5,295
Cash paid during the period for income taxes	5,171	-
Non-cash items:
Transfers from loans to other real estate owned	3,046	6,444

See accompanying notes to unaudited condensed consolidated financial statements.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements as of and for the nine months ended September 30, 2014 include C1 Financial, Inc. (“Parent Company”) and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as “the Company”. The financial statements as of and for the nine months ended September 30, 2013 only include C1 Bank because C1 Financial, Inc. became Parent Company of C1 Bank only after the share reorganization that took place in December 2013.

C1 Bank is a state chartered bank and is subject to the regulations of certain government agencies. During 2011, the Bank changed its name from Community Bank of Manatee to Community Bank & Company, and during 2012, the Bank changed its name to C1 Bank. The Bank provides a variety of banking services to individuals through its 28 offices and one loan production office located in 8 counties (Pinellas, Hillsborough, Manatee, Charlotte, Pasco, Lee, Miami-Dade and Orange). Its primary deposit products are checking, money market, savings, and term certificate accounts, and its primary lending products are commercial real estate loans, residential real estate loans, commercial loans, and consumer loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions.

As described in Note 3, on August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through an FDIC assisted transaction, consolidating substantially all of its assets and assuming all of the deposits.

The consolidated financial information included herein as of and for the periods ended September 30, 2014 and 2013 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. Certain account reclassifications have been made to the 2013 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2013 net income or stockholders’ equity. The results for the nine months ended September 30, 2014 are not indicative of annual results. The December 31, 2013 condensed consolidated balance sheet was derived from the Company’s December 31, 2013 audited Consolidated Financial Statements.

Earnings per share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and restricted stock. Earnings per common share is restated for all stock splits and stock dividends through the date of the issue of the financial statements.

NOTE 2 – INITIAL PUBLIC OFFERING

C1 Financial, Inc. qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On June 2, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On July 11, 2014, the Company filed a public Registration Statement on Form S-1 with the SEC. On July 17, 2014, the Board of Directors of the Company approved a resolution for C1 Financial, Inc. to sell shares of common stock to the public in an initial public offering. The Registration statement was declared effective by the SEC on August 13, 2014. The Company issued 2,761,356 shares of common stock at $17 per share, which included 129,777 shares of common stock purchased by the underwriters of the offering on September 9, 2014 in connection with the partial exercise of the over-allotment option held by such underwriters. Total proceeds received by the Company, net of offering costs was $42.3 million.

In connection with the initial public offering, on July 17, 2014, the Board of Directors approved a 7-for-1 reverse stock split of the Company’s common stock, which was approved by the majority stockholders and became effective on August 13, 2014. The effect of the split on authorized, issued and outstanding common and preferred shares and earnings per share has been retroactively applied to all periods presented.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

NOTE 3 – BUSINESS COMBINATIONS

On August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through the FDIC. First Community Bank of Southwest Florida operations are included in the Bank’s income statement beginning August 3, 2013. Acquisition-related costs of approximately $831 are included in the Bank’s income statement as noninterest expense for the year ended December 31, 2013. The total value of the consideration paid to the Bank by the FDIC was $23,494 in cash. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in Southwest Florida. The acquisition resulted in a bargain purchase gain of $12,387 as of acquisition date, primarily as a result of the bid price being below the fair value of the net assets acquired. After measurement period adjustments, bargain purchase gain as of December 31, 2013 was $13,462.

The following table summarizes the consideration received for First Community Bank of Southwest Florida and the fair value of the assets acquired and liabilities assumed at the acquisition date:

	August 2, 2013	Measurement Period	December 31, 2013
Assets
Cash and cash equivalents	$18,645	$–	$18,645
Securities available for sale	21,500	–	21,500
Restricted stock	926	–	926
Loans	164,965	578	165,543
Premises and equipment	5,630	–	5,630
Core deposit intangibles	1,549	–	1,549
Real estate owned	25,604	497	26,101
Other assets	905	–	905
Total assets acquired	239,724	1,075	240,799
Liabilities
Deposits	237,053	–	237,053
FHLB Advances	13,600	–	13,600
Other liabilities	178	–	178
Total liabilities assumed	250,831	–	250,831
Net assets acquired	(11,107)	1,075	(10,032)
Net cash received	23,494	–	23,494
Bargain purchase gain	$12,387	$1,075	$13,462

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their estimated fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, involves significant judgment and assumptions. Due primarily to the significant amount of fair value adjustments, troubled condition, and regulatory constraints, historical results of First Community Bank of Southwest Florida are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

NOTE 4 – INVESTMENT SECURITIES

C1 Financial, Inc.’s Directors Asset Liability Committee resolved in early 2013 that improving economic conditions could begin to put upward pressure on interest rates in 2013 and beyond, especially considering the fact that rates still remain at historically low levels. Given the concern relative to this economic and interest rate scenario, as well as the strength of the loan pipeline, the Committee made the decision to sell all marketable securities in the Bank’s portfolio. These actions, taken in September and August of 2013, eliminated the mark-to-market risk that holding the securities would have posed in a rising interest rate environment and allowed the excess funds to be redeployed into loans. As a result, the Bank had no securities available for sale as of September 30, 2014 and December 31, 2013.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

As of March 31, 2014, the Bank carried $938 thousand of equity securities corresponding to a fund investment from an acquired bank, which was converted to equity shares as a result of a public offering. These shares were sold at a gain during the three months ended June 30, 2014.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows:

	Three Months ended	Nine Months ended
	September 30, 2014	September 30, 2014
Proceeds from sale	$—	$996
Gross gain	$—	$241
Gross (loss)	—	—
Net gains (losses) on sales of securities	$—	$241

	Three Months ended	Nine Months ended
	September 30, 2013	September 30, 2013
Proceeds from sale	$21,063	$130,179
Gross gain	$—	$576
Gross (loss)	(271)	(271)
Net gains (losses) on sales of securities	$(271)	$305

NOTE 5 – LOANS

	September 30, 2014	December 31, 2013
Real estate
Residential	$221,327	$196,238
Commercial	687,082	636,238
Construction	95,195	90,974
Total real estate	1,003,604	923,450
Commercial	82,873	85,511
Consumer	47,874	44,068
Total loans, gross	1,134,351	1,053,029
Less
Net deferred loan fees	(3,759)	(2,880)
Allowance for loan losses	(5,441)	(3,412)
Total loans, net	$1,125,151	$1,046,737

The Bank has divided the loan portfolio into various portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified are as follows:

Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. When possible, commercial loans are secured by real estate. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, collateral is taken as a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Residential real estate loans are typically secured by 1-4 family residential properties located mostly in Florida and are underwritten in accordance with policies set forth and approved by the Board of Directors, including repayment capacity and source, value of the underlying property, credit history and stability.

Repayment of residential real estate loans is primarily dependent upon the personal income or business income generated by the secured rental property of the borrowers (in the case of investment properties), which can be impacted by the economic conditions in their market area or in the case of loans to foreign borrowers, their country of origin in which their source of income originates from. Risk is mitigated by the fact that the properties securing the Bank’s residential real estate loan portfolio are diverse in type and spread over a large number of borrowers.

Construction loans to borrowers are extended for the purpose of financing the construction of owner occupied and non-owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Construction loan funds are disbursed periodically based on the percentage of construction completed.

Commercial real estate loans are typically segmented into classes, such as, office buildings and condominiums, retail buildings and shopping centers, warehouse and other. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the Bank’s policies approved by the Board of Directors. Such standards include, among other factors, loan to value limits, cash flow and debt service coverage and general creditworthiness of the obligors.

Consumer loans are extended for various purposes. This segment also includes home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the primary and secondary sources of repayment.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014:

Three months ended September 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$741	$2,653	$280	$647	$272	$4,593
Provision (reversal of provision) for loan losses	(334)	660	88	(226)	19	207
Loans charged-off	(126)	(1)	-	(9)	(21)	(157)
Recoveries	527	37	31	183	20	798
Ending Balance	$808	$3,349	$399	$595	$290	$5,441

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Nine months ended September 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$439	$1,860	$241	$537	$335	$3,412
Provision (reversal of provision) for loan losses	(371)	1,428	(176)	3,755	179	4,815
Loans charged-off	(224)	(205)	-	(4,055)	(259)	(4,743)
Recoveries	964	266	334	358	35	1,957
Ending Balance	$808	$3,349	$399	$595	$290	$5,441

On June 30, 2014 the Bank charged-off in-full its only loan under the shared national credit program, or Shared National Credit in the amount of $4.0 million. The Bank deemed the loan to be uncollectible in June 2014 and the full loan was charged off as the Bank believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain.

The related Shared National Credit made all scheduled payments through March 31, 2014 including on March 31, 2014. Additionally, the last regulatory Shared National Credit rating indicated a pass rating. A cash flow prediction for the underlying borrower received in the second quarter of 2014 showed imminent negative cash flows. The negative cash flow projections along with other events taking place in June 2014 led the Bank to believe that the outstanding balance would not be collected. The Bank holds no other Shared National Credits and has no existing plans to purchase any other Shared National Credits.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013:

Three months ended September 30, 2013	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$554	$1,556	$68	$589	$28	$2,795
Provision (reversal of provision) for loan losses	(471)	(214)	321	179	17	(168)
Loans charged-off	(132)	(61)	(4)	(15)	(42)	(254)
Recoveries	506	47	132	22	17	724
Ending Balance	$457	$1,328	$517	$775	$20	$3,097

Nine months ended September 30, 2013	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$523	$1,337	$251	$399	$304	$2,814
Provision (reversal of provision) for loan losses	(516)	133	108	475	(353)	(153)
Loans charged-off	(294)	(261)	(11)	(237)	(148)	(951)
Recoveries	744	119	169	138	217	1,387
Ending Balance	$457	$1,328	$517	$775	$20	$3,097

The following table provides the allocation of the allowance for loan losses by portfolio segment at September 30, 2014:

September 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$132	$452	$35	$219	$53	$891
Purchase credit impaired loans	19	27	7	-	1	54
Total Specific Reserves	151	479	42	219	54	945
General Reserves	657	2,870	357	376	236	4,496
Total	$808	$3,349	$399	$595	$290	$5,441

Loans:
Individually evaluated for impairment	$1,653	$6,537	$89	$1,019	$143	$9,441
Purchase credit impaired loans	7,039	19,772	1,668	687	67	29,233
Collectively evaluated for impairment	212,635	660,773	93,438	81,167	47,664	1,095,677
Total ending loans balance	$221,327	$687,082	$95,195	$82,873	$47,874	$1,134,351

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2013:

December 31, 2013	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$32	$189	$-	$183	$-	$404
Purchase credit impaired loans	13	403	19	-	1	436
Total Specific Reserves	45	592	19	183	1	840
General Reserves	394	1,268	222	354	334	2,572
Total	$439	$1,860	$241	$537	$335	$3,412

Loans:
Individually evaluated for impairment	$1,441	$6,310	$6	$1,119	$8	$8,884
Purchase credit impaired loans	7,018	23,029	2,139	963	70	33,219
Collectively evaluated for impairment	187,779	606,899	88,829	83,429	43,990	1,010,926
Total ending loans balance	$196,238	$636,238	$90,974	$85,511	$44,068	$1,053,029

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Residential real estate	$1,083	$1,005	$-	$1,596	$1,384	$–
Commercial real estate
Multifamily	-	-	-	10	6	–
Owner occupied	1,497	1,267	-	4,077	3,595	–
Non-owner occupied	992	768	-	491	306	–
Secured by farmland	1,303	1,263	-	2,310	1,934	–
Construction	-	-	-	88	6	–
Commercial	240	224	-	388	372	–
Consumer	27	27	-	9	8	–
With allowance recorded:
Residential real estate	665	648	132	57	57	32
Commercial real estate
Multifamily	-	-	-	–	–	–
Owner occupied	3,303	3,239	452	509	469	189
Non-owner occupied	-	-	-	–	–	–
Secured by farmland	-	-	-	–	–	–
Construction	89	89	35	–	–	–
Commercial	1,002	795	219	949	747	183
Consumer	116	116	53	–	–	–

Total	$10,317	$9,441	$891	$10,484	$8,884	$404

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Average impaired loans and related interest income for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,014	$-	$–	$884	$5	$–
Commercial real estate
Multifamily	-	-	–	-	-	–
Owner occupied	1,404	-	–	2,339	13	–
Non-owner occupied	784	-	–	774	1	–
Secured by farmland	1,275	9	–	1,701	17	–
Construction	-	-	–	3	-	–
Commercial	241	1	–	260	7	–
Consumer	27	-	–	45	-	–
With allowance recorded:
Residential real estate	662	-	–	531	6	–
Commercial real estate
Multifamily	-	-	–	-	-	–
Owner occupied	3,569	-	–	2,022	17	–
Non-owner occupied	-	-	–	102	-	–
Secured by farmland	-	-	–	-	-	–
Construction	89	-	–	-	-	–
Commercial	871	3	–	833	10	–
Consumer	116	-	–	116	-	–

Total	$10,052	$13	$–	$9,610	$76	$–

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,438	$-	$–	$1,381	$3	$–
Commercial real estate
Multifamily	561	-	–	344	8	–
Owner occupied	3,803	15	–	3,378	53	–
Non-owner occupied	314	-	–	325	2	–
Secured by farmland	267	-	–	267	-	–
Construction	1	-	–	1	-	–
Commercial	356	1	–	353	6	–
Consumer	9	-	–	102	-	–
With allowance recorded:
Residential real estate	231	-	–	515	2	–
Commercial real estate
Multifamily	-	-	–	-	-	–
Owner occupied	474	-	–	780	15	–
Non-owner occupied	-	-	–	-	-	–
Secured by farmland	-	-	–	-	-	–
Construction	-	-	–	-	-	–
Commercial	892	1	–	671	1	–
Consumer	-	-	–	958	3	–

Total	$8,346	$17	$–	$9,075	$93	$–

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014:

September 30, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,045	$-
Commercial real estate	14,787	-
Construction	311	-
Commercial	1,329	-
Consumer	143	-
Total	$20,615	$-

The reported amount includes $13,646 of nonaccrual purchase credit impaired loans. Loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013:

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,127	$–
Commercial real estate	17,159	–
Construction	864	–
Commercial	1,624	–
Consumer	8	–
Total	$23,782	$–

The reported amount includes $17,260 of nonaccrual purchase credit impaired loans. Loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2014
Residential real estate	$987	$429	$4,045	$5,461	$215,866	$221,327
Commercial Real Estate
Multifamily	358	-	-	358	31,839	32,197
Owner occupied	2,233	208	9,827	12,268	209,219	221,487
Non-owner occupied	-	290	4,436	4,726	366,421	371,147
Secured by farmland	-	-	524	524	61,727	62,251
Construction	-	191	311	502	94,693	95,195
Commercial	929	25	1,329	2,283	80,590	82,873
Consumer	164	98	143	405	47,469	47,874
Total	$4,671	$1,241	$20,615	$26,527	$1,107,824	$1,134,351

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Residential real estate	$1,794	$63	$4,127	$5,984	$190,254	$196,238
Commercial Real Estate
Multifamily	–	–	6	6	56,035	56,041
Owner occupied	176	251	10,191	10,618	193,878	204,496
Non-owner occupied	–	889	4,032	4,921	300,434	305,355
Secured by farmland	415	–	2,930	3,345	67,001	70,346
Construction	1,018	–	864	1,882	89,092	90,974
Commercial	195	–	1,624	1,819	83,692	85,511
Consumer	319	6	8	333	43,735	44,068
Total	$3,917	$1,209	$23,782	$28,908	$1,024,121	$1,053,029

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Troubled Debt Restructurings:

The following table is a summary of troubled debt restructurings that are performing in accordance with the restructured terms at September 30, 2014.

September 30, 2014	Number of Loans	Recorded Investment
Residential real estate	-	$-
Commercial real estate
Multifamily	-	-
Owner occupied	1	536
Non-owner occupied	1	377
Secured by farmland	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	2	$913

The Bank had no non-accruing troubled debt restructurings and was not committed to lend any additional amounts as of September 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2014 and 2013.

The following table is a summary of troubled debt restructurings that are performing in accordance with the restructured terms at December 31, 2013:

December 31, 2013	Number of Loans	Recorded Investment
Residential real estate	1	$64
Commercial real estate
Multifamily	–	–
Owner occupied	–	–
Non-owner occupied	1	382
Secured by farmland	–	–
Construction	–	–
Commercial	–	–
Consumer	–	–
Total	2	$446

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The following table is a summary of non-accruing troubled debt restructurings at December 31, 2013:

December 31, 2013	Number of Loans	Recorded Investment
Residential real estate	–	$–
Commercial real estate
Multifamily	–	–
Owner occupied	1	534
Non-owner occupied	–	–
Secured by farmland	–	–
Construction	–	–
Commercial	–	–
Consumer	–	–
Total	1	$534

The Bank was not committed to lend any additional amounts as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed at least annually. The Bank uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not meeting the criteria above include homogeneous loans, which includes residential real estate and consumer loans. The credit quality indicator used for loans not meeting the criteria above is payment status and historical payment experience. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Residential real estate	$211,684	$3,520	$6,123	$–	$221,327
Commercial real estate
Multifamily	31,960	237	-	–	32,197
Owner occupied	193,752	13,031	14,704	–	221,487
Non-owner occupied	360,003	6,432	4,712	–	371,147
Secured by farmland	60,219	415	1,617	–	62,251
Construction	92,516	1,769	910	–	95,195
Commercial	80,423	744	1,706	–	82,873
Consumer	47,522	209	143	–	47,874
Total	$1,078,079	$26,357	$29,915	$–	$1,134,351

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Residential real estate	$186,169	$3,950	$6,119	$–	$196,238
Commercial real estate
Multifamily	55,113	568	360	–	56,041
Owner occupied	174,920	14,060	15,516	–	204,496
Non-owner occupied	291,302	9,938	4,115	–	305,355
Secured by farmland	65,908	415	4,023	–	70,346
Construction	87,512	2,012	1,450	–	90,974
Commercial	82,860	569	2,082	–	85,511
Consumer	43,654	406	8	–	44,068
Total	$987,438	$31,918	$33,673	$–	$1,053,029

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2014 and December 31, 2013 was approximately $29,179 and $32,783, respectively.

The Bank maintained an allowance for loan losses of $54 and $436 at September 30, 2014 and December 31, 2013, respectively, for loans acquired with deteriorated quality. During the three months ended September 30, 2014 and 2013, the company accreted $105 and $0, respectively, into interest income on these loans. During the nine months ended September 30, 2014 and 2013, the company accreted $356 and $0, respectively, into interest income on these loans. The remaining accretable discount was $2,770 at September 30, 2014.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Loans related to the acquisition of First Community Bank of Southwest Florida for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

2013

Contractually required payments receivable of loans purchased during the year (assuming no prepayments)	$35,650
Cash flows expected to be collected at acquisition	$24,030
Fair value of acquired loans at acquisition	$20,901

NOTE 6 – FAIR VALUES

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels that may be used to measure fair value:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of other real estate owned and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2014 and December 31, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

The following table presents the material assets reported on the balance sheet at their fair value, by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Bank had no securities available for sale or any other assets measured at fair market value on a recurring basis at September 30, 2014 and December 31, 2013.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The fair value of assets measured on a non-recurring basis were as follows:

	September 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Non-Recurring Basis:
Impaired Loans
Residential real estate	$–	$–	$516
Commercial real estate	–	–	2,787
Construction			54
Commercial	–	–	576
Consumer	–	–	63
Total Impaired Loans	–	–	3,996
Other real estate owned
Residential	–	–	1,693
Commercial	–	–	9,245
Total other real estate owned	–	–	10,938
Total	$–	$–	$14,934

Impaired loans, which had a specific allowance for loan losses allocated, had a recorded investment of $4,887 with a valuation allowance of $891 at September 30, 2014, resulting in a provision for loan losses of $197 and $574 for the three and nine months ended September 30, 2014, respectively.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $10,938 which is made up of the outstanding balance of $13,251, net of a valuation allowance of $2,313 at September 30, 2014, resulting in a write-down of $45 and $594 for the three and nine months ended September 30, 2014, respectively.

	December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Non-Recurring Basis:
Impaired Loans
Residential real estate	$–	$–	$25
Commercial real estate	–	–	280
Construction	–	–	–
Commercial	–	–	564
Consumer	–	–	–
Total Impaired Loans	–	–	869
Other real estate owned
Residential	–	–	2,244
Commercial	–	–	5,714
Total other real estate owned	–	–	7,958
Total	$–	$–	$8,827

Impaired loans, which had a specific allowance for loan losses allocated, had a recorded investment of $1,273 with a valuation allowance of $404 at December 31, 2013, resulting in a provision for loan losses of $89 and $142 for the three and nine months ended September 30, 2013, respectively.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $7,958, which is made up of the outstanding balance of $10,667, net of a valuation allowance of $2,709 at December 31, 2013, resulting in a write-down of $342 and $495 for the three and nine months ended September 30, 2013, respectively.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

The estimated fair values and related carrying amounts of the Bank's financial instruments at September 30, 2014 and December 31, 2013 approximate as follows:

	Carrying	Fair Value Measurements at September 30, 2014 Using:
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$283,741	$283,741	$–	$–
Federal Home Loan Bank stock	9,696	N/A	N/A	N/A
Loans, net	1,125,151	–	–	1,120,286
Accrued interest receivable	3,131	–	–	3,131
Financial liabilities
Deposits	$1,164,964	$821,880	$–	$344,036
FHLB advances	189,000	–	–	189,257
Subordinated debentures	3,000	–	–	3,000
Accrued interest payable	274	–	–	274

	Carrying	Fair Value Measurements at December 31, 2013 Using:
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$143,452	$143,452	$–	$–
Federal Home Loan Bank stock	8,210	N/A	N/A	N/A
Loans, net	1,046,737	–	–	1,049,286
Accrued interest receivable	3,013	–	–	3,013
Financial liabilities
Deposits	$1,041,043	$693,049	$–	$350,922
FHLB advances	150,500	–	–	150,905
Subordinated debentures	3,000	–	–	3,000
Accrued interest payable	181	–	–	181

Fair value methods and assumptions are periodically evaluated by the Bank. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – For these short-term highly liquid instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – Fair values for investment securities, excluding FHLB and Independent Bankers’ Bank stock, are discussed above. It was not practicable to determine the fair value of FHLB and IBB stock due to restrictions placed on their transferability.

Loans – The fair value measurement of certain impaired loans is discussed above. For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. An overall valuation adjustment was made for specific credit risks as well as general portfolio credit risk. The methods utilized to estimate the fair value do not necessarily represent an exit price.

Accrued interest receivable and payable – The carrying amount of accrued interest receivable and payable approximates fair value due to the short-term nature of these financial instruments.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at September 30, 2014 and December 31, 2013. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings – Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings by discounting future cash flows.

Long-term debt – Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt by discounting future cash flows.

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at September 30, 2014 and December 31, 2013.

NOTE 7 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock.

There were no antidilutive stock options during the periods presented.

	Three months ended September 30,
	2014	2013
Basic(4)
Net Income	$2,626	$9,156

Weighted average shares of common stock outstanding	14,572,140	11,262,951

Basic earnings per common share	$0.18	$0.81

Diluted
Net Income	$2,626	$9,156

Weighted average shares of common stock outstanding	14,572,140	11,262,951
Add: Dilutive effects of assumed exercises of stock options	-	-
Average shares and dilutive potential common shares	14,572,140	11,262,951

Diluted earnings per common share	$0.18	$0.81

	Nine months ended September 30,
	2014	2013
Basic(4)
Net Income	$5,382	$10,082

Weighted average shares of common stock outstanding	13,442,318	10,938,329

Basic earnings per common share	$0.40	$0.92

Diluted
Net Income	$5,382	$10,082

Weighted average shares of common stock outstanding	13,442,318	10,938,329
Add: Dilutive effects of assumed exercises of stock options	-	21,048
Average shares and dilutive potential common shares	13,442,318	10,959,377

Diluted earnings per common share	$0.40	$0.92

(4)	Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

NOTE 8 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), or leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As of September 30, 2014 and December 31, 2013, the Bank meets all capital adequacy requirements to be considered well capitalized. There are no conditions or events since quarter end that management believes have changed the Bank’s classification as well capitalized.

The Company’s and Bank's actual and required capital ratios as of September 30, 2014 and December 31, 2013 are as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,002	15.45%	$98,382	8.00%	$122,977	10.00%
C1 Bank	189,309	15.39%	98,382	8.00%	122,977	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	183,961	14.96%	49,191	4.00%	73,786	6.00%
C1 Bank	183,268	14.90%	49,191	4.00%	73,786	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	183,961	12.32%	59,716	4.00%	74,644	5.00%
C1 Bank	183,268	12.28%	59,716	4.00%	74,644	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
C1 Financial, Inc.	$124,020	10.97%	$90,407	8.00%	$113,008	10.00%
C1 Bank	124,020	10.97%	90,407	8.00%	113,008	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	120,008	10.62%	45,203	4.00%	67,805	6.00%
C1 Bank	120,008	10.62%	45,203	4.00%	67,805	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	120,008	9.36%	51,292	4.00%	64,115	5.00%
C1 Bank	120,008	9.36%	51,292	4.00%	64,115	5.00%

C1 Financial, Inc.

NOTES TO Condensed Consolidated FINANCIAL Statements

(Unaudited)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

During 2014, until the date of issuance of the Financial Statements, the Parent Company raised an additional $57.9 million in capital through the issuance of common stock (including $42.3 million in the Initial Public Offering – as mentioned in Note 2), of which $57.4 was invested in the Bank during the nine months ended September 30, 2014 and $0.5 million was left at the Parent Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

	September 30, 2014	December 31, 2013
Unused lines of credit	$55,646	$62,535
Standby letters of credit	1,741	1,976
Commitments to fund loans	123,837	46,575

There were no standby letters of credit to related parties at September 30, 2014 or December 31, 2013.

NOTE 10 – PARENT COMPANY ONLY FINANCIAL INFORMATION

At September 30, 2014, the main asset in the Parent Company’s balance sheet was the investment in its subsidiary, C1 Bank, for a total of $184,603. There was no income or expenses at the Parent Company besides the equity in undistributed subsidiary income from C1 Bank in the three and nine months ended September 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Overview

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate, as of September 30, 2014, from 28 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade and Orange Counties. Now the 20th largest bank in the state of Florida by assets and the 19th largest by equity, having grown both organically and through acquisitions, we are near the top 1% of the fastest growing banks in the country as measured by asset growth, increasing assets from $260 million at December 31, 2009 to $1.4 billion at June 30, 2014 (and $1.5 billion at September 30, 2014).

On October 7, 2014 we opened our second banking center in Miami, located in Coral Gables. This opening will strengthen our presence in Miami-Dade County and allow us to continue to serve our clients and expand our reach after our successful opening of our first banking center in Wynwood neighborhood in January 2014.

We generate most of our revenue from interest on loans. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits and salaries plus related employee benefits. We measure our performance through our net interest margin, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Our common stock is listed on the New York Stock Exchange under the symbol “BNK”.

Overview of Recent Financial Performance and Trends

Our financial performance reflects improvements in economic conditions in Florida in the areas in which we operate, the acquisitions we have completed, our progress in restructuring the acquired banks and implementing our banking strategy and other general economic and competitive trends in our markets. As of December 31, 2013, we had completed the integration of all of the Bank’s acquisitions to date. We restructured the management teams of these banks at acquisition date and integrated them under our line of business model and policies and procedures shortly after acquisition. During 2013, we acquired First Community Bank of Southwest Florida. We completed this acquisition on August 2, 2013 and converted them to our core processing platform and merged them together with the Bank on October 19, 2013.

Our net interest income was $14.0 million and $11.2 million in the three-month periods ended September 30, 2014 and September 30, 2013, respectively, and was $40.8 million and $28.2 million in the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. In the three-month periods ended September 30, 2014 and September 30, 2013, our net income of $2.6 million and $9.2 million, respectively, represented a return on average assets, or ROAA, of 0.70% and 3.01%, respectively, and a return on average equity, or ROAE, of 6.47% and 33.87%, respectively. Our ratio of average equity to average assets in the three-month periods ended September 30, 2014 and September 30, 2013 was 10.77% and 8.90%, respectively. In the nine-month periods ended September 30, 2014 and September 30, 2013, our net income of $5.4 million and $10.1 million, respectively, represented an ROAA of 0.50% and 1.28%, respectively and an ROAE of 5.03% and 13.31%, respectively. Our ratio of average equity-to-assets in the nine-month periods ended September 30, 2014 and September 30, 2013 was 9.99% and 9.66%, respectively.

Our assets totaled $1.5 billion and $1.3 billion as of September 30, 2014 and December 31, 2013, respectively. Loans receivable, net as of September 30, 2014 and December 31, 2013 were $1.1 billion and $1.0 billion, respectively. Total deposits were $1.2 billion and $1.0 billion as of September 30, 2014 and December 31, 2013, respectively.

On June 30, 2014, we charged-off in-full our only loan under the shared national credit program, or Shared National Credit, in the amount of $4.0 million. We deemed the loan to be uncollectible in June 2014 and the full loan was charged off as we believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain. The related Shared National Credit made all scheduled payments through March 31, 2014. Additionally, the last regulatory Shared National Credit rating indicated a pass rating. A cash flow prediction for the underlying borrower that we received in the second quarter of 2014 showed imminent negative cash flows. The negative cash flow projections along with other events taking place in June 2014 led us to believe that the outstanding balance would not be collected. We hold no other Shared National Credits and have no existing plans to purchase any other Shared National Credits.

On July 17, 2014, the Board of Directors of the Company approved a resolution for C1 Financial, Inc. to sell shares of common stock to the public in an initial public offering. On June 2, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On July 11, 2014, the Company filed a public Registration Statement on Form S-1 with the SEC. The Registration statement was declared effective by the SEC on August 13, 2014. The Company issued 2,761,356 shares of common stock at $17 per share, which included 129,777 shares of common stock purchased by the underwriters of the offering, on September 9, 2014 in connection with the partial exercise of the over-allotment option held by such underwriters. Total proceeds received by the Company, net of offering costs, was approximately $42.3 million.

In connection with the initial public offering, on July 17, 2014, the Board of Directors approved a 7-for-1 reverse stock split of the Company’s common stock, which was approved by the majority shareholders and became effective on August 13, 2014. The effect of the split on authorized, issued and outstanding common and preferred shares and income per share has been retroactively applied to all periods presented.

Acquisitions and Comparability to Prior Periods

First Community Bank of Southwest Florida

On August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through a Purchase and Assumption Agreement with the FDIC as receiver, for total cash consideration received from the FDIC of $23.5 million. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in southwest Florida. The Bank includes the results of operations of First Community Bank of Southwest Florida in its income statement beginning August 3, 2013. The Bank’s results of operations for the three and nine-month periods ended September 30, 2013 include the results of approximately two months of operations for First Community Bank of Southwest Florida since the acquisition was completed on August 2, 2013. Consequently, the Bank’s results of operations for the three and nine-month periods ended September 30, 2014 are not fully comparable with its results of operations for the three and nine-month periods ended September 30, 2013.

Acquisition-related costs of approximately $831 thousand are included in the Bank’s income statement as non-interest expense for the year ended December 31, 2013. This acquisition resulted in a bargain purchase gain of $12.4 million as of the acquisition date, primarily as a result of the consideration received from the FDIC plus the fair value of the assets acquired being above fair value of the net assets acquired. After adjustments measured from the date of purchase until the fiscal year end, or the measurement period, the bargain purchase gain as of December 31, 2013 increased to $13.5 million. As of September 30, 2013, the bargain purchase gain was $12.6 million.

Critical Accounting Policies and Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair value of real estate, deferred tax assets and fair values of financial instruments are particularly subject to change.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required for each loan portfolio segment using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All substandard commercial, commercial real estate and construction loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may be collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of valuation allowance in accordance with the accounting policy for the allowance for loan losses.

The general component of our allowance analysis covers non-impaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of September 30, 2014, approximately 33% of our loan portfolio consists of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans. During 2013, we observed that the economic environment was stable with some signals of economic recovery, both in the United States and in the Florida market in which we operate. We believe that the economy will continue to recover over the next two years, and therefore the prior two years will be comparable to the upcoming two years. Further, and in addition to economic trends, we believe other factors such as lending management, underwriting policies and procedures, quality of our loan review system, changes in underlying collateral, and the competitive environment are today comparable to those observed during the past two years and will continue to be comparable in the upcoming two years. We believe the level of bank regulation is high and may increase as we become a larger institution and as we consider the possibility of becoming a member of the Federal Reserve.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to the other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and loan review process. Each of the adjustment factors is graded in a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk rating adjustment factor is determined at the loan level, based on the individual risk rating of each loan.

As of September 30, 2014, approximately 67% of our loan portfolio consists of loans originated by C1 Bank from 2010-2014 and as such may not be seasoned. The historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the inherent risks in this portion of our loan portfolio. Accordingly, as recommended by the Federal Reserve and other banking regulators, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions, similar to the methodology that the Federal Reserve and the other prudential regulators have used to estimate financial institution loss rates. For this analysis, we first looked at two- and three-year median loss rates for all U.S. banks, which were 0.18% and 0.23%, respectively, both below loss rates in the C1 Bank originated loan portfolio after factoring in management adjustments. Understanding that the median peer loss rates may not capture specifics of the C1 Bank originated loans, such as profitability, asset growth and geographical location, among others, we performed a regression-based study of credit-loss rates for all commercial banks in the United States over a three-year period ending in 2013. The model incorporated the following variables: amount of past due loans, geography, capitalization, bank age, management, asset size, asset quality, earnings, and credit risk.

We view this peer analysis as a short-term proxy until we develop additional loss history for the C1 Bank originated loans that approximate a full business cycle. The average business cycle length according to the National Bureau of Economic Research during the last 11 business cycles has been close to six years, and the FDIC defines seven years as a de novo period for extended supervisory activities for new charters (although we are not a de novo institution).

This peer analysis will affect the determination of our allowance for loan losses, as we will use the highest of the actual losses and the outcome of the analysis as the input for the calculation of the general component of the allowance for loan losses for the C1 Bank originated loans. We completed this analysis during the second quarter of 2014 and it was first used for the calculation of the allowance for loan losses as of June 30, 2014 and from there onwards. The purpose of using the highest of actual and peer analysis loss rates is to prevent relying on lower C1 Bank originated loan loss rates, which could actually be caused by an unseasoned portfolio and may not effectively capture the inherent risks in the C1 Bank originated loan portion of our portfolio.

Fair Value of Real Estate

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs to sell, which establishes a new cost basis. After foreclosure, valuations are periodically performed by management and foreclosed assets held for sale are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances and adjusted as necessary. Expenses from the operations of foreclosed assets and changes in the valuation allowance are included in expenses from foreclosed assets, net of rental income.

Purchased Credit Impaired, or PCI, Loans

As part of our acquisitions, we acquired loans that have evidence of credit deterioration since origination. These acquired loans are recorded at their fair value, such that there is no carryover of the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. We estimate the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. The deferred tax assets and liabilities represent the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize interest and/or penalties related to income tax matters in income tax expense.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards on our financial statements. However, at September 30, 2014 and December 31, 2013, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

Results of Operations

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of our interest-earning assets and interest-bearing liabilities. Net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from accretion of discounts on acquired loans. Our interest-earning assets include loans, securities available for sale and other securities, Federal funds sold and balances at the Federal Reserve Bank, time deposits in other financial institutions, and FHLB stock. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization and accretion of discounts and premiums on purchased time deposits and debt. Our interest-bearing liabilities include deposits, advances from the FHLB, and other borrowings.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

Our net interest income increased 25.5% to $14.0 million in the three-month period ended September 30, 2014 from $11.2 million in the three-month period ended September 30, 2013, primarily due to increased average loans and better deposit mix, partially offset by a lower yield on interest-earning assets. Net interest margin in the three-month period ended September 30, 2014 decreased to 4.18% from 4.22% in the three-month period ended September 30, 2013. In the three-month period ended September 30, 2014, average interest-earning assets increased to $1,330.8 million from $1,050.6 million in the three-month period ended September 30, 2013, primarily due to growth in our loan portfolio, resulting from organic loan origination (partially offset by rolling off loans from acquired loans), combined with growth in liquid assets resulting from deposit growth, borrowings and our initial public offering. The yield on interest-earning assets decreased to 4.84% in the three-month period ended September 30, 2014 from 4.93% in the three-month period ended September 30, 2013, primarily due to lower yield on loans (reflecting a higher effect of accretion income on acquired loans from First Community Bank of Southwest Florida in 2013) and to a higher share of cash as a percentage of average interest-earning assets. Average loans receivable as a percentage of average interest-earning assets decreased from 83.5% in the three-month period ended September 30, 2013 to 82.5% in the three-month period ended September 30, 2014, as a result of the Bank increased liquidity from deposit growth, additional FHLB borrowings and the initial public offering. Average non-interest-bearing deposits increased by 56.2% to $270.3 million in the three-month period ended September 30, 2014 (representing 23.6% of total average deposits), from $173.1 million in the three-month period ended September 30, 2013 (representing 18.2% of total average deposits), resulting in an improvement in the deposit mix of the Bank.

Our cost of interest-bearing liabilities increased 17.3% to $2.2 million in the three-month period ended September 30, 2014 from $1.9 million in the three-month period ended September 30, 2013, primarily due to a 15.5% increase in the average balance in interest-bearing liabilities, as the Bank grew its deposit base to match its funding needs, together with an increase in the average rate paid on interest-bearing liabilities from 0.82% to 0.83%, primarily driven by an asset-liability management decision of the Bank to borrow longer term from the FHLB and use longer-term brokered time deposits to reduce exposure to increasing interest rates. Cost of interest-bearing deposits increased to 0.68% in the three-month period ended September 30, 2014 compared to 0.66% in the three-month period ended September 30, 2013, due to a higher share of time deposits and the use of brokered time deposits as mentioned previously.

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three-month period ended September 30,
	2014			2013
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,098,466	$16,028	5.79%	$877,333	$12,873	5.82%
Securities available for sale and other securities	250	2	4.56%	6,647	49	2.91%
Federal funds sold and balances at Federal Reserve Bank	222,894	129	0.23%	159,250	93	0.23%
Time deposits in other financial institutions	-	-	0.00%	37	2	25.62%
FHLB stock	9,152	86	3.71%	7,362	50	2.68%
Total interest-earning assets	1,330,762	16,245	4.84%	1,050,629	13,067	4.93%
Noninterest-earning assets:
Cash and due from banks	39,723			37,220
Other assets(3)	123,182			117,496
Total noninterest-earning assets	162,905			154,716
Total assets	$1,493,667			$1,205,345

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$346,037	953	1.09%	$295,178	813	1.09%
Money market	354,146	390	0.44%	304,854	322	0.42%
Negotiable order of withdrawal accounts	139,175	135	0.38%	138,009	137	0.39%
Savings deposits	38,130	21	0.22%	39,557	22	0.22%
Total interest-bearing deposits	877,488	1,499	0.68%	777,598	1,294	0.66%
Other interest-bearing liabilities:
FHLB advances	176,964	709	1.59%	134,927	585	1.72%
Other borrowings	3,000	15	1.96%	3,000	15	2.00%
Total interest-bearing liabilities	1,057,452	2,223	0.83%	915,525	1,894	0.82%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	270,328			173,054
Other liabilities	4,954			9,518
Stockholders’ equity	160,933			107,248
Total noninterest-bearing liabilities and stockholders’ equity	436,215			289,820
Total liabilities and stockholders’ equity	$1,493,667			$1,205,345
Interest rate spread (tax equivalent basis)			4.01%			4.11%
Net interest income (tax equivalent basis)		$14,022			$11,173
Net interest margin (tax equivalent basis)			4.18%			4.22%
Average interest-earning assets to average interest-bearing liabilities			125.8%			114.8%

(1)	Calculated using daily averages.

(2)	Loans are gross, including non-accrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs of $515 thousand and $348 thousand in the three-month periods ended September 30, 2014 and 2013, respectively.

(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Nine-month period ended September 30, 2014 compared to Nine-month period ended September 30, 2013

Our net interest income increased 44.7% to $40.8 million in the nine-month period ended September 30, 2014 from $28.2 million in the nine-month period ended September 30, 2013, primarily due to increased average balances of interest-earning assets coupled with an increase in yields and an improvement in deposit mix. Net interest margin in the nine-month period ended September 30, 2014 increased to 4.29% from 4.13% in the nine-month period ended September 30, 2013. In the nine-month period ended September 30, 2014, average interest-earning assets increased to $1,270.7 million from $911.0 million in the nine-month period ended September 30, 2013, primarily due to growth in our loan portfolio resulting from organic loan origination and the acquisition of First Community Bank of Southwest Florida, combined with increased liquidity driven by deposit growth, additional FHLB borrowings and our initial public offering. The yield on interest-earning assets increased to 4.96% in the nine-month period ended September 30, 2014 from 4.83% in the nine-month period ended September 30, 2013, primarily due to an increase in the average yield on loans as we continue to replace acquired banks’ loans with higher-yield originated loans, combined with an improvement in interest-earning assets mix. Average loans receivable as a percentage of average interest-earning assets increased from 81.5% in the nine-month period ended September 30, 2013 to 83.9% in the nine-month period ended September 30, 2014, as a result of the Bank deploying available liquidity to fund loans. Average non-interest-bearing deposits increased by 70.9% to $236.7 million in the nine-month period ended September 30, 2014 (representing 21.1% of total average deposits), from $138.5 million in the nine-month period ended September 30, 2013 (representing 16.6% of total average deposits), resulting in an improvement in the deposit mix of the Bank.

Our cost of interest-bearing liabilities increased 34.4% to $6.4 million in the nine-month period ended September 30, 2014 from $4.8 million in the nine-month period ended September 30, 2013, primarily due to a 30.3% increase in the average balance in interest-bearing liabilities, as the Bank grew its deposit base and borrowings to match its funding needs, together with an increase in the average rate paid on interest-bearing liabilities from 0.79% to 0.81%, primarily driven by an asset-liability management decision of the Bank to borrow longer term from the FHLB and use longer-term brokered time deposits to reduce exposure to increasing interest rates. Cost of interest-bearing deposits increased to 0.68% in the nine-month period ended September 30, 2014 compared to 0.66% in the nine-month period ended September 30, 2013, due to a higher share of time deposits and the use of brokered time deposits as mentioned previously.

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Nine-month period ended September 30,
	2014			2013
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,065,815	$46,481	5.83%	$742,818	$31,954	5.75%
Securities available for sale and other securities	520	59	15.25%	60,587	669	1.48%
Federal funds sold and balances at Federal Reserve Bank	195,850	355	0.24%	101,430	186	0.24%
Time deposits in other financial institutions	-	-	0.00%	177	6	4.21%
FHLB stock	8,554	257	4.01%	5,953	109	2.44%
Total interest-earning assets	1,270,739	47,152	4.96%	910,965	32,924	4.83%
Noninterest-earning assets:
Cash and due from banks	41,739			40,996
Other assets(3)	121,089			97,075
Total noninterest-earning assets	162,828			138,071
Total assets	$1,433,567			$1,049,036

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$359,436	2,919	1.09%	$244,544	2,093	1.14%
Money market	342,898	1,103	0.43%	279,605	910	0.43%
Negotiable order of withdrawal accounts	142,661	405	0.38%	139,248	399	0.38%
Savings deposits	38,344	64	0.22%	33,201	55	0.22%
Total interest-bearing deposits	883,339	4,491	0.68%	696,598	3,457	0.66%
Other interest-bearing liabilities:
FHLB advances	162,499	1,852	1.52%	105,311	1,249	1.59%
Other borrowings	3,000	44	1.96%	3,000	45	2.01%
Total interest-bearing liabilities	1,048,838	6,387	0.81%	804,909	4,751	0.79%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	236,666			138,478
Other liabilities	4,902			4,339
Stockholders’ equity	143,161			101,310
Total noninterest-bearing liabilities and stockholders’ equity	384,729			244,127
Total liabilities and stockholders’ equity	$1,433,567			$1,049,036
Interest rate spread (tax equivalent basis)			4.15%			4.04%
Net interest income (tax equivalent basis)		$40,765			$28,173
Net interest margin (tax equivalent basis)			4.29%			4.13%
Average interest-earning assets to average interest-bearing liabilities			121.2%			113.2%

(1)	Calculated using daily averages.

(2)	Loans are gross, including non-accrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs of $1,626 thousand and $813 thousand in the nine-month periods ended September 30, 2014 and 2013, respectively.

(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 and the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

	Three-month period ended September 30, 2014 Compared to Three-month period ended September 30, 2013 Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$3,228	$(73)	$3,155
Securities available for sale and other securities	(65)	18	(47)
Federal funds sold and balances at Federal Reserve Bank	36	-	36
Time deposits in other financial institutions	(1)	(1)	(2)
FHLB stock	14	22	36
Total interest income(2)	3,212	(34)	3,178
Interest expense from deposits and borrowings:
Time deposits	139	1	140
Money market	55	13	68
Negotiable order of withdrawal accounts	1	(3)	(2)
Savings deposits	(1)	-	(1)
FHLB advances	172	(48)	124
Other borrowings	-	-	-
Total interest expense	366	(37)	329
Change in net interest income	$2,846	$3	$2,849

(1)	Average loans are gross, including non-accrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).

(2)	Interest on loans includes net deferred fees and costs of $515 thousand and $348 thousand in the three-month periods ended September 30, 2014 and 2013, respectively.

The increase in average volume of loans in the three-month period ended September 30, 2014, as compared to the three-month period ended September 30, 2013 is primarily due to organic loan origination, and the decrease in average rate on loans in the three-month period ended September 30, 2014, as compared to the three-month period ended September 30, 2013 results from the impact of higher accretion from loans acquired from First Community Bank of Southwest Florida in 2013. The increase in average volume of deposits in the three-month period ended September 30, 2014, as compared to the three-month period ended September 30, 2013 is primarily due to organic deposit growth to match the Bank’s funding needs.

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

	Nine-month period ended September 30, 2014 Compared to Nine-month period ended September 30, 2013 Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$14,081	$446	$14,527
Securities available for sale and other securities	(1,259)	649	(610)
Federal funds sold and balances at Federal Reserve Bank	171	(2)	169
Time deposits in other financial institutions	(3)	(3)	(6)
FHLB stock	60	88	148
Total interest income(2)	13,050	1,178	14,228
Interest expense from deposits and borrowings:
Time deposits	938	(112)	826
Money market	203	(10)	193
Negotiable order of withdrawal accounts	10	(4)	6
Savings deposits	9	-	9
FHLB advances	654	(51)	603
Other borrowings	-	(1)	(1)
Total interest expense	1,814	(178)	1,636
Change in net interest income	$11,236	$1,356	$12,592

(1)	Average loans are gross, including non-accrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).

(2)	Interest on loans includes net deferred fees and costs of $1,626 thousand and $813 thousand in the nine-month periods ended September 30, 2014 and 2013, respectively.

The increase in average volume of loans in the nine-month period ended September 30, 2014, as compared to the nine-month period ended September 30, 2013 is primarily due to organic loan origination and the acquisition of First Community Bank of Southwest Florida, and the increase in average rate on loans in the nine-month period ended September 30, 2014, as compared to the nine-month period ended September 30, 2013 results from the Bank continuing to replace acquired banks’ loans with higher-yield originated loans.

The increase in average volume of deposits in the nine-month period ended September 30, 2014, as compared to the nine-month period ended September 30, 2013 is primarily due to deposits acquired from First Community Bank of Southwest Florida and to organic deposit growth to match the Bank’s funding needs, and the decrease in average rate on liabilities in the nine-month period ended September 30, 2014, as compared to the nine-month period ended September 30, 2013 results from the rolling off of higher priced time deposits and FHLB advances.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

Our provision for loan losses totaled $207 thousand in the three-month period ended September 30, 2014, including an addition of $533 thousand resulting from a refinement of management adjustment factors largely related to regulatory environment and $315 thousand primarily related to C1 Bank originated loan growth, partially funded by $641 thousand of net recoveries collected during the period, compared to a reversal of $168 thousand in the three-month period ended September 30, 2013 mainly driven by net recoveries of $470 thousand during the period.

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

Our provision for loan losses totaled $4.8 million in the nine-month period ended September 30, 2014, primarily due to the charge off in-full of our only Shared National Credit in the amount of $4.0 million in June 30, 2014, to our provision of $1.1 million to the general component of the allowance for loan losses for C1 Bank originated loans as a result of the peer analysis described in “–Critical Accounting Policies and Estimates – Allowance for Loan Losses”, to the addition of $533 thousand resulting from a refinement of management adjustment factor largely related to regulatory environment, and allowance for loan losses related to C1 Bank originated loan growth, offset by recoveries of $2.0 million during the period. Our provision for loan losses totaled a reversal of $153 thousand in the nine-month period ended September 30, 2013, mainly driven by net recoveries of $436 thousand during the period.

Noninterest Income

Noninterest income includes gain on sale of securities, gain on sale of loans, service charges and fees, bargain purchase gain, gain on sale of other real estate, net, bank-owned life insurance, tax lien certificates income, mortgage banking fees and others.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

Noninterest income decreased to $1.8 million in the three-month period ended September 30, 2014 from $15.8 million in the three-month period ended September 30, 2013, primarily due to a $12.6 million bargain purchase gain and a $1.9 million gain on early redemption of FHLB advances on other noninterest income booked in the three-month period ended September 30, 2013. Gain on sale of loans increased 146% to $775 thousand in the three-month period ended September 30, 2014, from $315 thousand in the three-month period ended September 30, 2013, and service charges and fees increased 4.2%, from $505 thousand in three-month period ended September 30, 2013 to $526 thousand in the three-month period ended September 30, 2014. The increase in the gain on sale of loans was due primarily to a strong demand for SBA loans in the secondary market and the increase in service charges and fees was due primarily to the growth in deposit accounts and balances. These increases were offset in part by a $130 thousand decrease in mortgage banking fees, primarily due to the Bank exiting residential real estate loan origination for sale in the secondary market in early 2014.

The following table sets forth the components of noninterest income for the periods indicated:

	Three-month periods ended September 30,
	2014	2013
	(in thousands)
Gain (loss) on sale of securities	$-	$(271)
Gain on sale of loans	775	315
Services charges and fees	526	505
Bargain purchase gain	37	12,569
Gain on sale of other real estate, net	68	149
Bank-owned life insurance	41	37
Mortgage banking fees	-	130
Other noninterest income	350	2,356
Total noninterest income	$1,797	$15,790

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

Noninterest income decreased to $6.2 million in the nine-month period ended September 30, 2014 from $18.9 million in the nine-month period ended September 30, 2013, primarily due to a $12.6 million bargain purchase gain and a $1.9 million gain on early redemption of FHLB advances on other noninterest income booked in the nine-month period ended September 30, 2013. Gain on sale of loans increased 238.6% to $2.3 million in the nine-month period ended September 30, 2014, from $686 thousand in the nine-month period ended September 30, 2013, and service charges and fees increased 29.9%, from $1.3 million in nine-month period ended September 30, 2013 to $1.7 million in the nine-month period ended September 30, 2014. The increase in the gain on sale of loans was due primarily to a strong demand for SBA loans in the secondary market and the increase in service charges and fees was due primarily to the growth in deposit accounts and balances. These increases were offset in part by a $459 thousand decrease in mortgage banking fees, primarily due to the Bank exiting residential real estate loan origination for sale in the secondary market in early 2014.

The following table sets forth the components of noninterest income for the periods indicated:

	Nine-month periods ended September 30,
	2014	2013
	(in thousands)
Gain on sale of securities	$241	$305
Gain on sale of loans	2,323	686
Services charges and fees	1,658	1,276
Bargain purchase gain	48	12,569
Gain on sale of other real estate, net	720	535
Bank-owned life insurance	118	134
Mortgage banking fees	47	506
Other noninterest income	1,029	2,843
Total noninterest income	$6,184	$18,854

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, OREO and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

Noninterest expense decreased 9.4% to $11.3 million in the three-month period ended September 30, 2014 from $12.4 million in the three-month period ended September 30, 2013, primarily due to a $994 thousand decrease in merger related expense (incurred in 2013 for the acquisition of First Community Bank of Southwest Florida), a $236 thousand, or 31.6% reduction in OREO expense and a $435 thousand, or 90.6% reduction in OREO valuation allowance expense, driven by lower activity in the revaluation of foreclosed properties held by the Bank. This decrease was offset in part by a $480 thousand, or 11.2% increase in salaries and employee benefits expenses, a $130 thousand, or 12.9% increase in occupancy expense and a $126 thousand, or 23.0% increase in furniture and equipment. The increase in noninterest expense in each of these areas relates to the increased scale of our operations, including the opening of our banking centers in Miami and Sarasota in January and May 2014, respectively, and the acquisition of First Community Bank of Southwest Florida in August of 2013 and the related employee, occupancy and furniture and equipment expenses (partially included in the three-month period ended September 30, 2013).

The following table sets forth the components of noninterest expenses for the periods indicated:

	Three-month periods ended September 30,
	2014	2013
	(in thousands)
Salaries and employee benefits	$4,777	$4,297
Occupancy expense	1,138	1,008
Furniture and equipment	673	547
Regulatory assessments	362	299
Network services and data processing	1,033	943
Printing and office supplies	77	124
Postage and delivery	52	87
Advertising and promotion	812	882
Other real estate owned	511	747
Other real estate owned-valuation allowance expense	45	480
Amortization of intangible assets	117	102
Professional fees	750	787
Loan collection expenses	140	395
Merger related expenses	-	994
Other noninterest expense	793	755
Total noninterest expense	$11,280	$12,447

We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio. In the three-month periods ended September 30, 2014 and September 30, 2013, our efficiency ratio was 71.3% and 45.7%, respectively. The efficiency ratio was significantly impacted in the three-month period ended September 30, 2013 by the $12.6 million bargain purchase gain on the acquisition of First Community Bank of Southwest Florida. We also track closely average assets per employee and annualized revenue per employee-year, as measures of efficiency. In the three-month period ended September 30, 2014, average assets per employee were $6.4 million and annualized revenue per employee-year reached $305 thousand as compared to $5.7 million and $540 thousand in the three-month periods ended September 30, 2013, respectively. Our growth in average assets per employee reflects productivity improvements as we grow our balance sheet faster than our employee base, while revenue per employee in the three-month periods ended September 30, 2013 was significantly impacted by the $12.6 million bargain purchase gain.

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

Noninterest expense increased 7.2% to $33.2 million in the nine-month period ended September 30, 2014 from $31.0 million in the nine-month period ended September 30, 2013, primarily due to a $1.0 million, or 8.3% increase in salaries and employee benefits expenses, a $765 thousand, or 30% increase in occupancy expense and a $646 thousand, or 49.4% increase in furniture and equipment. The increase in noninterest expense in each of these areas relates primarily to our acquisition of First Community Bank of Southwest Florida in 2013 and the related employee, occupancy and furniture and equipment expenses in connection with the increased scale of our operations, including the opening of our banking centers in Miami and Sarasota in January and May 2014 respectively. Advertising expense increased 9.2% to $2.6 million in the nine-month period ended September 30, 2014 from $2.4 million in the nine-month period ended September 30, 2013, as we continued to establish partnerships with local sports teams in an effort to differentiate us from our competitors. These increases were partially offset by a $994 thousand decrease in merger related expense (incurred in 2013 for the acquisition of First Community Bank of Southwest Florida).

The following table sets forth the components of noninterest expenses for the periods indicated:

	Nine-month periods ended September 30,
	2014	2013
	(in thousands)
Salaries and employee benefits	$13,526	$12,488
Occupancy expense	3,310	2,545
Furniture and equipment	1,954	1,308
Regulatory assessments	1,067	781
Network services and data processing	2,824	2,467
Printing and office supplies	270	336
Postage and delivery	181	197
Advertising and promotion	2,634	2,413
Other real estate owned	1,625	1,668
Other real estate owned-valuation allowance expense	609	679
Amortization of intangible assets	412	267
Professional fees	2,174	1,953
Loan collection expenses	463	808
Merger related expenses	-	1,173
Other noninterest expense	2,178	1,920
Total noninterest expense	$33,227	$31,003

In the nine-month periods ended September 30, 2014 and September 30, 2013, our efficiency ratio was 71.1% and 66.4%, respectively. The efficiency ratio was significantly impacted in the nine-month period ended September 30, 2013 by the $12.6 million bargain purchase gain on the acquisition of First Community Bank of Southwest Florida. In the nine-month period ended September 30, 2014, average assets per employee were $6.5 million and annualized revenue per employee-year reached $321 thousand as compared to $5.0 million and $333 thousand in the nine-month periods ended September 30, 2013, respectively, primarily due to higher average loan balances during the nine-month period ended September 30, 2014, combined with productivity improvements resulting from the Bank’s continuing investments in information technology partially compensating for the $12.6 million bargain purchase gain booked in the nine-month periods ended September 30, 2013.

Income Taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

In the three-month period ended September 30, 2014, we recorded income tax expense of $1.7 million (an effective income tax rate of 39.4%), compared to income tax expense of $5.5 million (an effective income tax rate of 37.6%), in the three-month period ended September 30, 2013. The decrease in income tax expense was due primarily to our lower income before taxes.

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

In the nine-month period ended September 30, 2014, we recorded income tax expense of $3.5 million (an effective income tax rate of 39.6%), compared to income tax expense of $6.1 million (an effective income tax rate of 37.7%), in the nine-month period ended September 30, 2013. The decrease in income tax expense was due primarily to our lower income before taxes.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

In the three-month period ended September 30, 2014, our net income of $2.6 million, or $0.18 basic and diluted net income per common share, represented an ROAA of 0.70% and an ROAE of 6.47%. Our average equity-to-assets ratio in the three-month period ended September 30, 2014 was 10.77%. In comparison, in the three-month period ended September 30, 2013, our net income of $9.2 million, or $0.81 basic and diluted net income per common share, represented an ROAA of 3.01% and an ROAE of 33.87%. Our average equity-to-assets ratio in the three-month period ended September 30, 2013 was 8.90%.

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

In the nine-month period ended September 30, 2014, our net income of $5.4 million, or $0.40 basic and diluted net income per common share, represented an ROAA of 0.50% and an ROAE of 5.03%. Our average equity-to-assets ratio in the nine-month period ended September 30, 2014 was 9.99%. In comparison, in the nine-month period ended September 30, 2013, our net income of $10.1 million, or $0.92 basic and diluted net income per common share, represented an ROAA of 1.28% and an ROAE of 13.31%. Our average equity-to-assets ratio in the nine-month period ended September 30, 2013 was 9.66%

Financial Condition

Our assets totaled $1.5 billion and $1.3 billion at September 30, 2014 and December 31, 2013, respectively. Loans receivable, net as of September 30, 2014 and December 31, 2013 were $1.1 billion and $1.0 billion, respectively. Total deposits were $1.2 billion and $1.0 billion as of September 30, 2014 and December 31, 2013, respectively. Total liabilities, consisting of deposits, FHLB advances, other borrowings, and other liabilities totaled $1.4 billion and $1.2 billion as of September 30, 2014 and December 31, 2013, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2014 were primarily due to organic growth and the initial public offering completed on August 13, 2014.

Stockholders’ equity was $185.3 million and $121.8 million as of September 30, 2014 and December 31, 2013. The increase in stockholders’ equity in 2014 was primarily due to $15.6 million of new capital raised during the first six months of 2014, $42.3 million of new capital raised as a result of the initial public offering completed on August 13, 2014 and due to $5.4 million of net income earned during the nine-month period ended September 30, 2014.

Loans

Our loan portfolio is our primary earning asset. Our strategy is to grow the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our credit policies and that produce revenues consistent with our financial objectives.

Loans by Type

The following table sets forth the carrying amounts of our loan portfolio by type as of the dates indicated.

	As of September 30, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Loan Type
Real estate:
Residential	$221,327	19.5	$196,238	18.7
Commercial	687,082	60.6	636,238	60.4
Construction	95,195	8.4	90,974	8.6
Total real estate	1,003,604	88.5	923,450	87.7
Commercial	82,873	7.3	85,511	8.1
Consumer	47,874	4.2	44,068	4.2
Total loans	1,134,351	100.0	1,053,029	100.0
Less:
Net deferred loan fees	(3,759)		(2,880)
Allowance for loan losses	(5,441)		(3,412)
Loans receivable, net	$1,125,151		$1,046,737

As of September 30, 2014 and December 31, 2013, 88.5% and 87.7%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Loan Maturity and Sensitivities

The following tables show the contractual maturities of our loan portfolio at the dates indicated. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments. There are no other relevant loan concentrations aside from the categories presented in the tables below.

	Due in 1 Year of Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Loan Type
As of September 30, 2014
Real estate:
Residential	$19,259	$79,144	$122,924	$221,327
Commercial	71,809	364,403	250,870	687,082
Construction	26,223	39,332	29,640	95,195
Total real estate	117,291	482,879	403,434	1,003,604
Commercial	19,069	40,797	23,007	82,873
Consumer	1,333	38,945	7,596	47,874
Total loans	$137,693	$562,621	$434,037	$1,134,351

	Due in 1 Year of Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Loan Type
As of December 31, 2013
Real estate:
Residential	$17,176	$59,638	$119,424	$196,238
Commercial	75,665	328,236	232,337	636,238
Construction	19,625	33,447	37,902	90,974
Total real estate	112,466	421,321	389,663	923,450
Commercial	24,952	39,195	21,364	85,511
Consumer	1,540	33,317	9,211	44,068
Total loans	$138,958	$493,833	$420,238	$1,053,029

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

	Fixed Interest Rate	Floating Interest Rate	Total
	(in thousands)
Loan Type
As of September 30, 2014
Real estate:
Residential	$64,041	$157,286	$221,327
Commercial	297,304	389,778	687,082
Construction	28,341	66,854	95,195
Total real estate	389,686	613,918	1,003,604
Commercial	39,619	43,254	82,873
Consumer	10,702	37,172	47,874
Total loans	$440,007	$694,344	$1,134,351
Loan Type
As of December 31, 2013
Real estate:
Residential	$54,699	$141,539	$196,238
Commercial	275,697	360,541	636,238
Construction	18,487	72,487	90,974
Total real estate	348,883	574,567	923,450
Commercial	34,492	51,019	85,511
Consumer	15,877	28,191	44,068
Total loans	$399,252	$653,777	$1,053,029

As part of our asset-liability management conservative strategy, we rarely offer fixed-rate loans with maturity above five years. As of September 30, 2014, less than 3.0% of our total loans (and 1.5% of the loans in our originated loan portfolio) are fixed-rate with a maturity over 5 years. As of September 30, 2014, 61.2% of our total loans (and 56.2% of the loans in our originated loan portfolio) is made up of variable-rate loans. The fixed-rate portion of our originated portfolio has a weighted average time to maturity of 3.0 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and floating interest rate loans as of September 30, 2014:

	Fixed Interest Rate	Floating Interest Rate	Total
	(in thousands)
As of September 30, 2014
Maturity
One year or less	$45,916	$91,777	$137,693
One to five years	362,411	200,210	562,621
More than five years	31,680	402,357	434,037
Total loans	$440,007	$694,344	$1,134,351

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial loans that we believe to be of high quality. We also fund additional loan growth by leveraging our existing infrastructure. For the nine-month period ended September 30, 2014, we originated a total of $349.7 million of new loans, including $222.7 million of real estate loans ($44.6 million, $144.4 million and $33.7 million of which were residential, commercial and construction real estate loans, respectively), $122.3 million of commercial loans, and $4.6 million of consumer loans. As of September 30, 2014, the average loan size in our originated portfolio is $905 thousand. For the year ended December 31, 2013, we originated a total of $417.6 million of new loans, including $330.1 million of real estate loans ($45.3 million, $209.1 million and $75.7 million of which were residential, commercial and construction real estate loans, respectively), $58.8 million of commercial loans, and $28.6 million of consumer loans.

	Nine-month period Ended September 30, 2014		Year Ended December 31, 2013
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New originations by Loan Type
Real estate:
Residential	$44,619	12.8	$45,345	10.9
Commercial	144,436	41.3	209,063	50.1
Construction	33,682	9.6	75,683	18.1
Total real estate	222,737	63.7	330,091	79.1
Commercial	122,327	35.0	58,842	14.0
Consumer	4,594	1.3	28,634	6.9
Total loans	$349,658	100.0	$417,567	100.0

The loan origination amount in the nine-month period ended September 30, 2014 reflects strong organic growth.

In addition, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number of loans. We acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of September 30, 2014, the breakdown of our portfolio by originating bank was as follows:

	As of September 30, 2014
	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$757,529	66.9
Community Bank of Manatee	70,633	6.2
First Community Bank of America	147,765	13.0
The Palm Bank	27,706	2.4
First Community Bank of Southwest Florida	130,718	11.5
Total loans	$1,134,351	100.0

	As of December 31, 2013
	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$614,613	58.4
Community Bank of Manatee	82,720	7.9
First Community Bank of America	169,149	16.0
The Palm Bank	37,578	3.6
First Community Bank of Southwest Florida	148,969	14.1
Total loans	$1,053,029	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of non-performing assets as rapidly as possible. In total, our originated loan portfolio has experienced only $4.0 million in losses since the December 2009 recapitalizing investment, of which $3.9 million refer to the$4.0 million full charge-off of our only Shared National Credit in June 2014, net of a $148 thousand recovery collected in the three-months period ended September 30, 2014. See “—Overview of Recent Financial Performance and Trends”. We had no charge-offs related to C1 Bank originated loans during the three-months period ended September 30, 2014 and no past due loans (30-89 days) originated by C1 Bank as of September 30, 2014.

For certain of the loans acquired from First Community Bank of Southwest Florida and The Palm Bank, there was evidence at acquisition of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Outstanding balance	$40,272	$44,171
Carrying amount, net of allowance of $54 and $436	29,179	32,783

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

December 31, 2013
(in thousands)
Contractually required payments receivable of loans purchased during the year (assuming no prepayments)	$35,650
Cash flows expected to be collected at acquisition	$24,030
Fair value of acquired loans at acquisition	$20,901

Accretable yield, or income expected to be collected was $2.8 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively.

Foreign Outstandings

We have made commercial loans to three Brazilian corporations, which at September 30, 2014 and at the end of the last three fiscal years exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances at September 30, 2014 and December 31, 2013, of $45.3 million and $46.4 million, representing 2.9% and 3.5% of our total assets, respectively. Loans to foreign borrowers are made in accordance with our credit policy and procedures. The responsible loan officer follows up frequently with these borrowers to ensure proper loan servicing, including annual site visits that are conducted to inspect operations and collateral. Two of the loans are secured by a first lien on farmland appraised at $80.8 million, of which we are entitled to 50.88%, as the collateral is shared on a first lien basis with another bank. Another loan is secured by a first lien on farmland appraised at $79.5 million and the final loan is secured by closely held stock. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil, therefore, balances will likely trend down as these loans are paid through maturity.

Nonperforming Assets

Our nonperforming loans consist of loans that are on nonaccrual status, including nonperforming troubled debt restructurings. Loans graded as substandard but still accruing, which may include loans restructured as troubled debt restructurings, are considered impaired and classified substandard. Troubled debt restructurings include loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2014 and December 31, 2013, there were $20.6 million and $23.8 million, respectively, in nonperforming loans. If such nonperforming loans would have been current during the nine-month period ended September 30, 2014 and the year ended December 31, 2013, we would have recorded an additional $832 thousand and $1.1 million of interest income, respectively. No interest income from nonperforming loans was recognized for the nine-month period ended September 30, 2014 and the year ended December 31, 2013.

As of September 30, 2014 and December 31, 2013, we had no accruing loans that were contractually past due 90 days or more as to principal and interest, and as of each respective date, we had two and three troubled debt restructurings totaling $913 thousand and $980 thousand, respectively.

Accounting standards require the Bank to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, the Bank also identifies loans classified as special mention, which have a potential weakness that deserves management’s close attention.

Loans totaling $29.9 million were classified substandard under the Bank’s policy at September 30, 2014, while loans totaling $33.7 were classified substandard under the Bank’s policy at December 31, 2013. The decrease in September 30, 2014 compared to December 31, 2013, is mainly due to work out of substandard loans as the Bank focuses its efforts in resolving nonperforming assets through foreclosure. The following tables set forth information related to the credit quality of our loan portfolio at September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Total
	(in thousands)
Loan Type
As of September 30, 2014
Real estate:
Residential	$211,684	$3,520	$6,123	$221,327
Commercial	645,934	20,115	21,033	687,082
Construction	92,516	1,769	910	95,195
Total real estate	950,134	25,404	28,066	1,003,604
Commercial	80,423	744	1,706	82,873
Consumer	47,522	209	143	47,874
Total loans	$1,078,079	$26,357	$29,915	$1,134,351

	Pass	Special Mention	Substandard	Total
	(in thousands)
Loan Type
As of December 31, 2013
Real estate:
Residential	$186,169	$3,950	$6,119	$196,238
Commercial	587,243	24,981	24,014	636,238
Construction	87,512	2,012	1,450	90,974
Total real estate	860,924	30,943	31,583	923,450
Commercial	82,860	569	2,082	85,511
Consumer	43,654	406	8	44,068
Total loans	$987,438	$31,918	$33,673	$1,053,029

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. As of September 30, 2014 and December 31, 2013, we held $38.0 million and $41.0 million of OREO, respectively.

In our loan review process, we seek to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	As of September 30, 2014	As of December 31, 2013
	(in thousands, except %)
Total nonperforming loans	$20,615	$23,782
OREO	37,956	41,049
Total nonperforming loans as a percentage of total loans	1.82%	2.26%
Total nonperforming assets as a percentage of total assets	3.78%	4.90%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.00%	0.00%
Loans restructured as troubled debt restructurings	913	980
Troubled debt restructurings as a percentage of total loans	0.08%	0.09%

As a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $2.0 million and $1.4 million in the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

A significant portion of our nonperforming assets is represented by OREO from acquired banks (or resulting from the foreclosure of acquired loans). Realized gains on sale of OREO of $720 thousand and $535 thousand have been booked to other income in the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

Allowance for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Among the material estimates required to establish the allowance are loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral, and determination of the loss factors to be applied to the various elements of the portfolio.

Our allowance for loan losses consists of two components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with Accounting Standards Codification, or ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 450 (“non-impaired loans”). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450. For additional discussion on our calculation of allowance for loan losses, see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses” and note 5 in the notes to the condensed consolidated financial statements.

The non-performing loans related to acquired banks were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans originated by C1 Bank.

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below.

	As of September 30, 2014		As of December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands, except %)
Loan Type
Real estate:
Residential	$808	19.5	$439	18.7
Commercial	3,349	60.6	1,860	60.4
Construction	399	8.4	241	8.6
Total real estate	4,556	88.5	2,540	87.7
Commercial	595	7.3	537	8.1
Consumer	290	4.2	335	4.2
Total loans	$5,441	100.0	$3,412	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2014	2013	2014	2013
Allowance for loan loss at beginning of period	$4,593	$2,795	$3,412	$2,814
Charge-offs:
Residential real estate	(126)	(132)	(224)	(294)
Commercial real estate	(1)	(61)	(205)	(261)
Construction real estate	-	(4)	-	(11)
Commercial	(9)	(15)	(4,055)	(237)
Consumer	(21)	(42)	(259)	(148)
Total charge-offs	(157)	(254)	(4,743)	(951)
Recoveries:
Residential real estate	527	506	964	744
Commercial real estate	37	47	266	119
Construction real estate	31	132	334	169
Commercial	183	22	358	138
Consumer	20	17	35	217
Total recoveries	798	724	1,957	1,387
Provision (reversal of provision) for loan losses	207	(168)	4,815	(153)
Allowance for loan loss at the end of period	$5,441	$3,097	$5,441	$3,097
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.23)%	(0.21)%	0.35%	(0.08)%
Allowance for loan loss as a percentage of total loans at end of period	0.48	0.32	0.48	0.32
Allowance for loan loss as a percentage of nonperforming loans	26.39	11.52	26.39	11.52

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of September 30, 2014 and December 31, 2013 were $1.2 billion and $1.0 billion, respectively. Our growth in deposits in 2014 was due primarily to our organic growth efforts by our banking centers and marketing team to expand our client reach, including the opening of our branches in Miami Wynwood in January and Downtown Sarasota in May 2014.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated.

	As of September 30, 2014		As of December 31, 2013
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Non-interest-bearing demand	$294,144	25.2	$194,383	18.7
Interest-bearing demand	135,623	11.6	138,765	13.3
Money market and savings deposits	398,000	34.3	362,591	34.8
Certificates of deposit	337,197	28.9	345,304	33.2
Total deposits	$1,164,964	100.0	$1,041,043	100.0
Time Deposits
0.00 - 0.50%	$26,004	7.7	$37,201	10.8
0.51 - 1.00%	87,434	25.9	94,229	27.3
1.01 - 1.50%	166,422	49.4	159,770	46.3
1.51 - 2.00%	34,027	10.1	23,652	6.8
2.01 - 2.50%	11,279	3.3	15,595	4.5
Above 2.50%	12,031	3.6	14,857	4.3
Total time deposits	$337,197	100.0	$345,304	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of September 30, 2014
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$13,491	$18,591	$32,082
Over Three to Six	48,042	22,663	70,705
Over Six to Twelve	40,355	32,830	73,185
Over Twelve	91,791	69,434	161,225
Total	$193,679	$143,518	$337,197

	As of December 31, 2013
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$13,182	$22,481	$35,663
Over Three to Six	12,001	16,176	28,177
Over Six to Twelve	26,148	30,702	56,850
Over Twelve	141,349	83,265	224,614
Total	$192,680	$152,624	$345,304

As of September 30, 2014 and December 31, 2013 we had brokered deposits of $17.0 million and $4.1 million respectively.

Investment Securities

We did not carry any balance of investment securities as of September 30, 2104 and December 31, 2013 due to our decision to sell the entirety of our securities available for sale portfolio in 2013 based on our assessment that improving economic conditions could begin to put upward pressure on interest rates in 2013 and beyond, which prompted us to redeploy these assets into loans.

	As of September 30, 2014	As of December 31, 2013
(in thousands)
Securities available for sale
Equity Securities	$—	$—
U.S. Treasury	—	—
U.S. Government sponsored entities and agencies	—	—
Mortgage backed securities	—	—
Corporate bonds	—	—
Total available for sale	$—	$—

Borrowing

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client purchase agreements. We also use these sources of funds as part of our asset-liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of September 30, 2014, we had $189.0 million outstanding in advances from the FHLB, with the following average rates and maturities:

	As of September 30, 2014
	Amount	% of total	Average rate (%)
Maturity year:
2014	$10,500	5.6	0.99%
2015	34,500	18.3	1.77%
2016	32,000	16.9	1.66%
2017	12,000	6.3	2.13%
2018	45,000	23.8	1.52%
2019	45,000	23.8	1.98%
2023	10,000	5.3	2.70%
Total	$189,000	100.0	1.77%

Bank-Owned Life Insurance

As of September 30, 2014 and December 31, 2013, we maintained investments in bank-owned life insurance of $8.9 million and $8.7 million, respectively, arising from the acquisition of First Community Bank of America in 2011. The policies are on former officers of the acquired bank.

Liquidity and Capital Resources

Liquidity Management

We are expected to maintain adequate liquidity at the Bank. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We manage liquidity based upon policy limits set by the board of directors and cash flow modeling. To maintain adequate liquidity, we also monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, model liquidity stress scenarios and develop contingency plans, and identify alternative back-up sources of liquidity. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands.

As of September 30, 2014, we held cash and securities equal to 23.7% of total liabilities and borrowings due in less than 12 months, which represented approximately $128 million of liquidity in excess of our target of 10.0%.

We intend to use the net proceeds from our initial public offering and current excess liquidity and capital for general corporate purposes, including loan growth as well as opportunistic acquisitions.

Capital Management

We manage capital to comply with our internal planning targets and regulatory capital standards. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets.

As of September 30, 2014 and December 31, 2013, we had a 9.99% and 9.47% equity-to-assets ratio (average equity divided by average total assets), respectively. As of September 30, 2014 and December 31, 2013, we had a Tier 1 capital to risk-weighted assets ratio of 14.96% and 10.62%, respectively, and a Tier 1 leverage ratio of 12.32% and 9.36%, respectively. The higher capital ratios at September 30, 2014 when compared to December 31, 2013 were primarily due to the net proceeds from the initial public offering.

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the Federal Deposit Insurance Corporation (FDIC) and believe the Company is prepared to meet the new requirements after full adoption of the Basel III Notice of Proposed Rulemaking.

The Company’s and Bank's actual and required capital ratios as of September 30, 2014 and December 31, 2013 are as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
	(in thousands, except %)
September 30, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,002	15.45%	$98,382	8.00%	$122,977	10.00%
C1 Bank	189,309	15.39%	98,382	8.00%	122,977	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	183,961	14.96%	49,191	4.00%	73,786	6.00%
C1 Bank	183,268	14.90%	49,191	4.00%	73,786	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	183,961	12.32%	59,716	4.00%	74,644	5.00%
C1 Bank	183,268	12.28%	59,716	4.00%	74,644	5.00%

December 31, 2013
Total capital to risk-weighted assets
C1 Financial, Inc.	$124,020	10.97%	$90,407	8.00%	$113,008	10.00%
C1 Bank	124,020	10.97%	90,407	8.00%	113,008	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	120,008	10.62%	45,203	4.00%	67,805	6.00%
C1 Bank	120,008	10.62%	45,203	4.00%	67,805	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	120,008	9.36%	51,292	4.00%	64,115	5.00%
C1 Bank	120,008	9.36%	51,292	4.00%	64,115	5.00%

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements and contractual obligations at September 30, 2014 and December 31, 2013 are summarized in the table that follows:

	Amount of Commitment Expiration Per Period as of September 30, 2014
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Off-balance sheet arrangements
Unused lines of credit	$55,646	$16,662	$17,760	$7,826	$13,398
Standby letters of credit	1,741	1,654	87	—	—
Commitments to fund loans	123,837	17,156	55,012	31,788	19,881
Total	$181,224	$35,472	$72,859	$39,614	$33,279

	Amount of Commitment Expiration Per Period as of December 31, 2013
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Off-balance sheet arrangements
Unused lines of credit	$62,535	$28,748	$3,885	$13,947	$15,955
Standby letters of credit	1,976	1,503	473	—	—
Commitments to fund loans	46,575	3,466	20,658	11,352	11,099
Total	$111,086	$33,717	$25,016	$25,299	$27,054

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $181.2 million and $111.1 million as of September 30, 2014 and December 31, 2013, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We use the same credit policies in making commitments to extend credit and generally use the same credit policies for letters of credit as for on-balance sheet instruments.

Unused lines of credit and commitments to fund loans are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Unused commercial lines of credit, which comprise a substantial portion of these commitments, generally expire within a year from their date of origination. The amount of collateral obtained, if any, by us upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with financial institutions, and securities.

We believe the likelihood of our unfunded loan commitments, standby letters of credit and unused lines of credit either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have liquid assets including cash and investment securities along with available borrowing capacity from various sources as discussed previously.

Generally Accepted Accounting Principles (GAAP) Reconciliation and Explanation of Non-GAAP Financial Measures

(In thousands, except per share and employee data)

Some of the financial measures included in this Quarterly Report on Form 10-Q are not measures of financial performance recognized by GAAP. We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition and results of operations computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP measures that other companies use. The following tables provide a more detailed analysis of these non-GAAP financial measures.

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	2014	2014	2014	2013	2013

Loan loss reserves
Allowance for loan losses	$5,441	$4,593	$3,626	$3,412	$3,097
Acquired performing loans discount	3,811	4,093	4,461	4,831	5,253
Total	$9,252	$8,686	$8,087	$8,243	$8,350
Loans receivable, gross	$1,134,351	$1,062,701	$1,044,786	$1,053,029	$959,154
Allowance for loan losses to total loans receivable	0.48%	0.43%	0.35%	0.32%	0.32%
Allowance plus performing loans discount to total loans receivable	0.82%	0.82%	0.77%	0.78%	0.87%

Efficiency ratio
Noninterest expense	$11,280	$10,950	$10,997	$11,635	$12,447
Taxable-equivalent net interest income	$14,022	$13,597	$13,146	$13,676	$11,173
Noninterest income	$1,797	$2,347	$2,040	$2,795	$15,790
(Gain) loss on sale of securities	-	(241)	-	-	271
Adjusted noninterest income	$1,797	$2,106	$2,040	$2,795	$16,061
Efficiency ratio	71.31%	69.73%	72.42%	70.64%	45.70%

Revenue and average assets per average number of employees
Interest income	$16,245	$15,712	$15,195	$15,575	$13,067
Noninterest income	1,797	2,347	2,040	2,795	15,790
Total revenue	$18,042	$18,059	$17,235	$18,370	$28,857
Total revenue annualized	$71,580	$72,434	$69,898	$72,879	$114,489
Total average assets	$1,493,667	$1,426,124	$1,379,656	$1,282,167	$1,205,345
Average number of employees	235	211	217	222	212
Revenue per average number of employees	$305	$343	$322	$328	$540
Average assets per average number of employees	$6,356	$6,759	$6,358	$5,776	$5,686

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$185,296	$140,191	$136,916	$121,814	$113,756
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(1,074)	(1,190)	(1,331)	(1,485)	(1,652)
Tangible stockholders' equity	$183,973	$138,752	$135,336	$120,080	$111,855

Common shares outstanding (1)	16,101	13,340	13,052	12,217	11,576
Book value per share (1)	$11.51	$10.51	$10.49	$9.97	$9.83
Tangible book value per share (1)	11.43	10.40	10.37	9.83	9.66

Adjusted yield earned on loans
Reported yield on loans	5.79%	5.87%	5.83%	6.12%	5.82%
Effect of accretion income on acquired loans	(0.14)%	(0.15)%	(0.24)%	(0.30)%	(0.27)%
Adjusted yield on loans	5.65%	5.72%	5.59%	5.82%	5.55%

Adjusted rate paid on total deposits
Reported rate paid on deposits	0.52%	0.54%	0.55%	0.54%	0.54%
Effect of premium amortization on acquired deposits	0.01%	0.01%	0.02%	0.01%	0.03%
Adjusted rate paid on deposits	0.53%	0.55%	0.57%	0.55%	0.57%

Adjusted net interest margin
Reported net interest margin	4.18%	4.29%	4.41%	4.82%	4.22%
Effect of accretion income on acquired loans	(0.11)%	(0.14)%	(0.20)%	(0.27)%	(0.22)%
Effect of premium amortization on acquired deposits and borrowings	(0.04)%	(0.04)%	(0.05)%	(0.06)%	(0.08)%
Adjusted net interest margin	4.03%	4.11%	4.16%	4.49%	3.92%

Average excess cash
Average total deposits	$1,147,815	$1,118,423	$1,093,175	$1,021,253	$950,652
Borrowings due one year or less	34,753	33,750	26,311	13,250	14,269
Total base for liquidity	$1,182,568	$1,152,173	$1,119,486	$1,034,503	$964,921
Minimum liquidity level (10% of base) (a)	$118,257	$115,217	$111,949	$103,450	$96,492
Average cash and cash equivalents (b)	262,617	239,171	210,403	148,210	196,470
Cash above liquidity level (b)-(a)	144,360	123,954	98,454	44,760	99,978
Less estimated short term deposits	(28,440)	(24,662)	(22,260)	(9,054)	(7,448)
Average excess cash	$115,920	$99,292	$76,194	$35,706	$92,530

Tangible equity to tangible assets
Total stockholders' equity	$185,296	$140,191	$136,916	$121,814	$113,756
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(1,074)	(1,190)	(1,331)	(1,485)	(1,652)
Tangible stockholders' equity	$183,973	$138,752	$135,336	$120,080	$111,855

Total assets	$1,548,045	$1,449,214	$1,412,871	$1,323,371	$1,288,439
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(1,074)	(1,190)	(1,331)	(1,485)	(1,652)
Tangible assets	$1,546,722	$1,447,775	$1,411,291	$1,321,637	$1,286,538

Equity/Assets	11.97%	9.67%	9.69%	9.20%	8.83%
Tangible Equity/Tangible Assets	11.89%	9.58%	9.59%	9.09%	8.69%

(1)	Amounts have been restated to reflect the 7 for 1 reverse stock split that occurred in connection with C1 Financial's initial public offering which became effective on August 13, 2014.

Allowance for loan losses plus performing loan discount to total loans receivable adds the remaining discount on acquired performing loans to the allowance for loan losses to determine the total reserves and loan discounts established against our loans. Our management believes this metric provides useful information for investors to analyze the overall level of reserves in banks that have completed acquisitions with no allowance carryover.

Efficiency ratio is defined as total noninterest expense divided by the sum of taxable-equivalent net interest income and noninterest income. Noninterest income is adjusted for nonrecurring gains and losses on sales of securities. This ratio is important to investors looking for a measure of efficiency in the Company's productivity measured by the amount of revenue generated for each dollar spent.

Revenue per average number of employees is annualized total interest income and total noninterest income divided by the average number of employees during the period and measures the Company's productivity by calculating the average amount of revenue generated per employee. Average assets per average number of employees is average assets divided by the average number of employees during the period and measures the average value of assets per employee.

Tangible stockholders' equity is defined as total equity reduced by goodwill and other intangible assets. Tangible book value per share is tangible stockholders' equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

Adjusted yield earned on loans is our yield on loans after excluding loan accretion from our acquired loan portfolio. Our management uses this metric to better assess the impact of purchase accounting on yield on loans, as the effect of loan discounts accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet.

Adjusted rate paid on deposits is our cost of deposits after excluding amortization of premium for acquired time deposits. Our management uses this metric to better assess the impact of purchase accounting on cost of deposits, as the effect of amortization of premium related to deposits is expected to decrease as the acquired deposits mature or roll off of our balance sheet.

Adjusted net interest margin is net interest margin after excluding loan accretion from the acquired loan portfolio and amortization of premiums for acquired time deposits and Federal Home Loan Bank advances. Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discounts accretion and amortization of premium related to deposits or borrowings is expected to decrease as the acquired loans and deposits mature or roll off of our balance sheet.

Average excess cash represents the cash and cash equivalents in excess of our minimum liquidity level (defined as 10% of average total deposits plus borrowings due in one year or less), minus Company estimated short-term deposits.

Tangible equity to tangible assets is defined as total equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. This measure is important to investors interested in relative changes from period-to-period in equity and total assets, each exclusive of changes in intangible assets. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk Management

Interest rate risk management is carried out through our directors’ ALCO & investments committee, which consists of certain directors and our Chief Executive Officer, supported by our Chief Financial Officer, business unit heads and certain other officers. To manage interest rate risk, our board of directors has established quantitative and qualitative guidelines with respect to our net interest income exposure and how interest rate shocks affect our financial performance. Consistent with industry practice, we measure interest rate risk by utilizing the concept of economic value of equity, which is the intrinsic value of assets, less the intrinsic value of liabilities. Economic value of equity does not take into account management intervention and assumes the change is instantaneous. Further, economic value of equity only evaluates risk to the current balance sheet. Therefore, in addition to this measurement, we also evaluate and consider the impact of interest rate shocks on other business factors, such as forecasted net interest income for subsequent years. In both cases, sensitivity is measured versus a base case, which assumes the forward curve for interest rates as of the balance sheet date.

Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects minus 400, minus 300, minus 200, minus 100, 0, plus 100, plus 200, plus 300 and plus 400 basis point changes to evaluate our interest rate sensitivity and to determine whether specific action is needed to improve the current structure, either through economic hedges and matching strategies or by utilizing derivative instruments. In the current interest rate environment, management believes the minus 200, minus 300 and minus 400 basis point scenarios are highly unlikely.

Based upon the current interest rate environment, as of September 30, 2014 and December 31, 2013, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of September 30, 2014
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(4.4)	(8.7)	$(32.7)	(21.6)
(300)	(4.0)	(7.9)	(29.6)	(19.6)
(200)	(2.3)	(4.6)	(19.9)	(13.2)
(100)	(0.8)	(1.6)	(8.7)	(5.7)
0	-	-	-	-
100	2.6	5.1	4.9	3.2
200	5.5	10.9	8.6	5.7
300	8.4	16.5	11.8	7.8
400	11.2	22.3	14.4	9.5

As of December 31, 2013
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(3.8)	(7.5)	$(29.6)	(21.6)
(300)	(3.5)	(6.8)	(26.3)	(19.2)
(200)	(1.9)	(3.8)	(17.1)	(12.5)
(100)	(0.5)	(1.1)	(7.2)	(5.2)
0	-	-	-	-
100	1.6	3.2	3.0	2.2
200	3.8	7.4	4.9	3.5
300	5.9	11.5	6.5	4.7
400	8.0	15.6	7.6	5.6

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of September 30, 2014, we were in compliance with all of the limits and policies established by management.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2014, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1. Legal Proceedings

We are currently involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.

Item 1A. Risk Factors

As of October 16, 2014, there have been no material changes from the risk factors previously disclosed in response to “Part I —Item 3. Risk Factors” of our Registration Statement on Form S-1, No. 333-197360, declared effective by the Commission on August 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

There have been no unregistered sales of securities by the registrant during the period covered by this quarterly report on Form 10-Q.

Use of Proceeds

On August 19, 2014, we issued and sold 2,631,579 shares of our common stock in the IPO at a public offering price of $17.00 per share, for net proceeds of approximately $40.2 million, after deducting underwriting discounts and commissions of approximately $3.1 million and expenses of approximately $1.4 million. On September 9, 2014, we issued and sold 129,777 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $2.1 million, after deducting underwriting discounts and commissions of approximately $0.2 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-197360), which was declared effective by the SEC on August 13, 2014. Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc. acted as joint bookrunners for the offering. Sandler O’Neill & Partners, L.P., Wunderlich Securities, Inc., Hovde Group, LLC and Monroe Financial Partners, Inc. acted as co-managers for the offering. The offering commenced on August 13, 2014 and did not terminate until the sale of all of the shares offered.

None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus effective August 15, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C1 FINANCIAL, INC.

Signature	Title	Date

/s/ Cristian A. Melej	Chief Financial Officer	October 16, 2014
Cristian A. Melej	(Principal Financial Officer)

Exhibit Index***

Number	Exhibit Title
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36595.

