Form 10-K
period 2014-12-31
C1 Financial, Inc.
filed 2015-02-20
CIK 1609132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.

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
(877) 266-2265
(Telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $1.00 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

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

Yes ☐ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant for the last business day of the registrant’s most recently completed second fiscal quarter is not applicable since the registrant was a privately-held company during such quarter.

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 16,100,966 as of February 6, 2015.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2015 Annual Meeting of Stockholders.

C1 FINANCIAL, INC. AND SUBSIDIARIES

Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or “may,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, the following:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Risk Factors” included in Item 1A of Part I of this annual report.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Business

In this Annual Report on Form 10-K, references to “C1 Financial,” “C1 Financial, Inc.,” the “Company,” “we,” “us” and “our” refer to C1 Financial, Inc., its subsidiaries, including its wholly owned subsidiary, C1 Bank, and its predecessor CBM Florida Holding Company, and the “Bank” refers to C1 Bank, formerly known as the Community Bank of Manatee through February 2011 and Community Bank & Co. through April 2012.

C1 Bank

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate from 30 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade and Orange Counties. Now the 18th largest bank headquartered in the state of Florida by assets and the 16th largest by equity, having grown both organically and through acquisitions, we are the sixth fastest-growing bank in the country as measured by asset growth.

Our History

While the Bank’s charter dates back to 1995, the modern history of the Bank began in December 2009, in the midst of the recession, when four investors, including our President & CEO, Trevor Burgess, made a significant recapitalizing investment in Community Bank of Manatee, a small five-branch traditional community bank based in Bradenton, Florida. These investors led the turnaround and transformation of the Bank by instituting the entrepreneurial and service-based culture the Bank enjoys today, changing the name to C1 Bank, and making the following successful strategic acquisitions of challenged Florida banks:

•	First Community Bank of America. On May 31, 2011, we acquired First Community Bank of America for $10 million in cash, adding approximately $434 million in assets and 11 banking centers, raising our total assets to approximately $750 million and expanding our footprint to 17 locations covering the entire Tampa Bay region.

•	The Palm Bank. On May 31, 2012, we acquired The Palm Bank for $5.5 million in cash, adding approximately $119 million in assets and three banking centers taking us to 21 total locations and expanding our footprint in Tampa.

•	First Community Bank of Southwest Florida. On August 2, 2013, we assumed approximately $241 million in assets and all of the approximately $237 million in deposits of the failed First Community Bank of Southwest Florida from the Federal Deposit Insurance Corporation (“FDIC”) as receiver. This transaction raised our total assets to approximately $1.3 billion, total deposits to approximately $1 billion, and total loans to approximately $900 million. Additionally, we acquired all seven of First Community Bank of Southwest Florida’s banking centers to expand our footprint further south on the West Coast of Florida into Fort Myers, Cape Coral and Bonita Springs.

These acquisitions immediately increased our scale and geographic footprint. In July 2013, the Company was incorporated in the state of Florida and became the holding company of the Bank that same month when the stockholders of the Bank exchanged their shares of common stock in the Bank for shares of common stock in the Company. The stockholders received one share of common stock of the Company for each share of common stock of the Bank that they held. As a result, the Bank’s former stockholders owned all of the shares of the Company and the Bank became a wholly owned subsidiary of the Company. On December 19, 2013, the Bank’s primary stockholder, CBM, merged with and into the Company. As part of the merger, the stockholders of CBM received shares of the Company in exchange for their shares of CBM.

On August 13, 2014, the Company completed its successful initial public offering. The net proceeds after partial exercise of the over-allotment option and offering-related expenses totaled $42.3 million. The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “BNK”.

C1 Market Areas

Our banking operations are concentrated in three of the top six metropolitan statistical areas in the Southeast by population and the three largest business markets in Florida: Tampa Bay, Miami-Dade and Orlando. Our Florida market includes our headquarters in St. Petersburg and 30 banking centers and one loan production office in Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, and Orange counties. We have chosen to operate in these markets because we believe they will continue to exhibit higher growth rates than other markets across the state.

We have successfully executed our growth initiative through strategic acquisitions and organic growth. Our acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida strengthened our presence in our existing markets, while growing our franchise in surrounding counties. Our recent entry into the Miami-Dade market provides us a platform to further expand into the highly populated Miami-Dade market, which is home to many small businesses and entrepreneurs. We entered the Miami-Dade market with a loan production office in January 2013. In January 2014, we closed the loan production office and opened our first Miami banking center with a highly differentiated look and feel in Miami’s Wynwood Arts District. We opened a loan production office in Orlando in June 2014 and hired our first full-time commercial lender focused on that market, aiming to replicate our successful Miami strategy. In October 2014, we continued our expansion into the Miami-Dade market by opening our Coral Gables banking center. In November 2014, we opened a temporary pop-up branch in Miami Beach in preparation for our full-service branch, which will open across the street once it is constructed.

Our Competitive Strengths

Entrepreneurial approach to banking. Entrepreneurial spirit is paramount to our culture. We focus on hiring and training sophisticated bankers who can be trusted advisors to our business clients in stark contrast to what we believe to be the impersonal, transactional approach of many of our competitors. By focusing on entrepreneurial clients, we further refine our ability to provide sophisticated and tailored services, which many of our competitors are unable to match. We focus on growing core deposits from businesses and individuals through our extensive banking center network and via our new proprietary technologies, such as our iPad account opening software. At our headquarters we have no individual offices and no secretaries in order to emphasize the importance of productivity, collaboration, speed, the use of technology, and client focus. We have also developed a Management Associate Program, which is a comprehensive management training program in partnership with the University of South Florida to attract and develop the future leaders of the Bank.

Well positioned in a growing and attractive market. The state of Florida is the fourth fastest growing state in the United States. Its population has grown from 12.9 million in 1990 to 19.9 million in 2014 and is expected to approach 21 million by 2020. This growth generates job creation, commercial development and housing starts. Our operations are focused in the Tampa Bay area, with 27 banking centers and one under construction in Tampa, in seven contiguous counties along the West Coast of Florida. In 2014, we opened three banking centers in Miami-Dade, one of the fastest growing markets in the state, and have one more banking center planned to open in Miami-Dade by the end of 2015. We believe our demonstrated ability to successfully grow and our focus on entrepreneurs will give us a competitive advantage in these growing markets.

Differentiated brand positioning. We actively work to position our brand to attract entrepreneurs in four ways. First, we have been able to capture the press and the public’s attention through an aggressive public relations strategy. Second, we are deeply involved in the communities in which we serve, which increases our local market knowledge, grows our relationships with members of the local business community and increases awareness of our brand. Third, we use sports marketing to entertain thousands of existing and potential clients each year and to increase brand awareness and strengthen relationships with existing and potential clients. Fourth, we are focused on a highly differentiated modern and technology-forward design for our banking centers and our headquarters, which makes us stand out from our more traditional, mahogany-laden competitors.

Long-term risk mitigation focus. Our directors and management have invested a material portion of their net worth in the Bank and, as a result, are acutely focused on risk mitigation and cost discipline. Our experience of turning around four troubled banks was extremely valuable in developing broad risk-mitigation policies and procedures. Having foreclosed on hundreds of loans, we learned much about the mistakes made by banks in Florida. We make many decisions to benefit long-term risk reduction, even at the expense of short-term gain, such as:

•	we seek a lower risk profile by actively managing our assets and liabilities. We focus on limiting fixed-rate loans to five years or less and more than 60% of our loans have some variable rate component. We continue to grow core deposits and use certificates of deposit, or CDs, and Federal Home Loan Bank, or FHLB, borrowings to extend fixed-rate liabilities. For example, our FHLB borrowings have a weighted average maturity of 38 months as of December 31, 2014;

•	we primarily require properly margined real estate to secure our business loans;

•	we have a complete separation between the lending and credit departments with no individual lending authority at the Bank. All loans over $1 million require consensus of all members of our loan committee; and

•	we liquidated our securities portfolio in 2013 to eliminate mark-to-market interest rate risk in a rising rate environment. Therefore, our liquidity largely consists of cash, greatly reducing risk while increasing flexibility to fund loan demand.

Innovative approach to technology. We established C1 Labs as a group of bank employees focused on developing proprietary technology to improve our productivity and enhance our client relationships. For example, our iPad account opening software allows our bankers to open accounts more quickly and accurately than the traditional branch-based method and also enables us to open accounts at a client’s office or place of business, or at our banking centers, in under three minutes. In addition, we have an internal tool that empowers our client managers to price loans in real time, in field with a pre-approved, risk-adjusted return-on-equity calculator. We believe our technology offers our clients a unique and convenient banking experience that is not available at traditional community banks, which will help drive future loan and deposit growth in the markets we serve.

We have filed seven nonprovisional patent applications in the United States and intend to file additional patent applications on these technologies and others we have in development. We are also exploring the opportunity of licensing these technologies to third parties.

Our Business Strategy

Our strategy is to “care more and try harder.” We strive to enhance stockholder value by:

Growing organically to leverage our brand awareness and expand our loan and deposit market share in Florida, particularly in the high-growth Tampa Bay and Miami-Dade markets by:

•	growing relationships with new clients and enhancing existing relationships by hiring and retaining client managers with deep community ties, deep subject matter expertise and the sophistication to offer valuable business advice and creative solutions to meet the needs of our clients;

•	opening new banking centers including one in Miami-Dade and one on the West Coast of Florida by the end of 2015;

•	having opened a loan production office in Orlando in June 2014, expanding into one of the fastest growing markets in Florida and the third largest business market after Miami-Dade and Tampa; and

•	hiring, training, and equipping best-in-class client managers to serve the needs of Florida’s entrepreneurs.

Increasing profitability and improving efficiency to increase our return on equity and return on assets by:

•	capitalizing on our established infrastructure to realize economies of scale. Our average assets per average employee, for example, have grown from $4.6 million in 2012 to $6.5 million in 2014 (a metric we intend to continue to increase);

•	continuing to invest in technology to drive productivity; and

•	resolving problem loans to reduce costs and to allow those assets to be redeployed into profitable new loans. We work to maximize the outcome of these classified assets by focusing on the recovery of all amounts due under the law, including through the collection of deficiency judgments.

Completing strategic acquisitions if they meet our profitability criteria by building on our track record of successfully acquiring and integrating community banks as follows:

•	analyzing opportunities for acquisition, especially FDIC assisted acquisitions located in our target markets outside of the panhandle;

•	targeting appropriately valued community banks in our existing markets or in adjacent growth regions of Florida such as the I-4 corridor, Orlando and south Florida; and

•	using the Wall Street experience and background of our President & CEO, and fellow investors in negotiating and structuring acquisitions to increase the overall value of our franchise.

Our Products and Services

We offer the following services and products:

Deposits. We offer a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, savings accounts, individual retirement accounts, and other deposits of various types, ranging from daily money market accounts to longer term certificates of deposit. We seek deposits from residents, businesses and employees of businesses in these markets. The FDIC insures all of our accounts up to the maximum amount permitted by law.

Lending Activities. We utilize deposits, together with borrowings and other sources of funds, to originate and purchase loans. We offer a full range of short and medium-term small business and real estate, commercial and consumer loans. We direct our lending activities primarily to individuals and businesses in the markets where demand for funds falls within the Bank’s legal lending limits and who are potential deposit customers. The following is a description of each of the major categories of loans that we make:

Real Estate Loans. Real estate loans consist of the following:

•	Residential Real Estate Loans. We make residential real estate loans to qualified individuals for the purchase of existing single-family residences in our markets. We make these loans in accordance with our appraisal policy and real estate lending policy, which detail maximum loan to value ratios and maturities. We believe that these loan to value ratios are sufficient to compensate us for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Starting in 2014, we decided to retain all residential real estate loans in our portfolio and currently only offer a 5/1 ARM product.

•	Commercial Real Estate Loans. Commercial real estate loans consist of loans to developers of both commercial and residential properties. We manage credit risk associated with these loans by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of the commercial borrower, which are different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine such business’ risks and credit profile. We attempt to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed limits set by law and regulation. In addition, we may also require personal guarantees of the principal owners.

•	Acquisition, Construction and Development Loans. We make acquisition, construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell or lease the property prior to beginning construction, we consider the loan to be on a pre-sold or pre-leased basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. We limit the term of most construction and development loans to 24 months, although we may structure the payments based on a longer amortization basis. We base speculative loans on the borrower’s financial strength and cash flow position. We disburse loan proceeds based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks associated with construction lending. The risk in construction lending depends upon the performance of the builder, building the project to the plans and specifications of the borrower and our ability to administer and control all phases of the construction disbursements. Upon completion of the construction, we typically convert construction loans to permanent loans.

Commercial Loans. Commercial loans consist of loans made to individuals, partnerships or corporate borrowers for a variety of business purposes. We place particular emphasis on loans to small and medium-sized professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in our markets. We consider small and medium-sized businesses to include commercial, professional and retail businesses with annual gross sales of less than $50 million. Our commercial loans include term loans with both variable and fixed interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Risks of these types of loans depend on the general business conditions of the local economy and the borrower’s ability to sell its products and services in order to generate sufficient business profits to repay the loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to further support the borrowers’ ability to service the debt and reduce the risk of nonpayment.

Consumer and Installment Loans. Consumer loans consist of lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. Consumer loans also include installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Other Services. Our other services include cash management services, safe deposit boxes, direct deposit of payroll and social security checks, wire transfers, telephone banking, and automatic drafts for various accounts. We offer a debit card and MasterCard credit card services through our correspondent banks. We offer extended banking hours, both drive-in and lobby, and after-hours depositories. We are associated with a shared network of automated teller machines that customers may use throughout our market areas and other regions. We are associated with third-party internet banking service providers that enable us to provide customers with a cost-effective, secure and reliable internet banking solution.

Information Technology

During the last few years, we have made significant investments in our technology infrastructure needed to support our rapid growth, reduce long-term operational costs, adapt to the changing banking environment and improve the customer experience and convenience. The current infrastructure supports efficient expansion via progressive modernization. Progressive modernization leverages service-oriented architecture to deliver new business processes and web services for accelerated implementation and will allow us to provide a delivery model transformation that uses public and private web application programming interfaces. This new approach will enable us to respond quickly to new opportunities.

In addition to investments in information technology (IT) infrastructure, we started an innovation lab, or C1 Labs, in 2012 with the goal of accelerating the development and implementation of cutting-edge banking technologies to help increase productivity and improve our relationships with our clients. Our C1 Labs team currently consists of five engineers, including our Chief Information Officer who leads the team. With the help of our C1 Labs team, we have filed seven patent applications for financial technology products, which we believe help increase productivity and improve our relationships with our clients.

Our recent innovations include a mobile application that performs a predictive analysis of client data in order to identify client needs without any of our employees interacting directly with the client, which enables us to proactively provide needed solutions to our clients. For example, as soon as a client walks into one of our banking centers, our mobile application alerts our employees to certain needs that the client may have and solutions we may be able to provide. We are also developing a method for processing payment transactions initiated by mobile devices, including technologies recently introduced by Apple, Google and other technology companies entering the mobile payment market. The system in development offers the capability to integrate third-party applications and data sources into secure banking core systems while complying with data privacy, security, and regulatory requirements.

We consider our intellectual property rights to be important to our business. We rely on patent, trademark, copyright, and trade secret laws, as well as provisions in our agreements with third parties to protect our intellectual property rights. We obtained our right to use the “C1” trademark pursuant to an October 2013 trademark assignment agreement; however, we are subject to certain geographic restrictions preventing us from using the mark in Maryland, Delaware, the District of Columbia and Virginia through February 2015. We have filed seven nonprovisional patent applications with claims directed to certain aspects of our technology and expect to file additional applications in the future.

Our patent applications may cover current banking technology products that we use or products that we intend to attempt to license to third parties. We may also license patent rights from third parties that cover technologies that we plan to use in our business. We cannot assure investors that pending patent and trademark applications will result in issued patents and registered trademarks, that patents licensed by us or that may be issued to us in the future will not be challenged or circumvented by competitors, or that any patents that we may obtain will not be determined invalid or unenforceable or that such patents will provide us with any competitive advantage.

We intend to continue to invest in our technology and develop new technologies that enhance our customer’s experience and increase the efficiency of our operations.

Customers

Although we concentrate our lending efforts on commercial business, we also attract a significant amount of consumer business. Many of our retail customers are the principals of our small and medium-sized business customers. We expect that most of our new business will be developed through our lending officers and board of directors and by pursuing an aggressive strategy of calling on customers throughout our market areas.

Credit Policy and Procedures

General

The board of directors of the Bank is responsible for the safety and soundness of the Bank. As such, they are charged to monitor the efforts of the Bank’s management activities. Since lending represents risk exposure, our board of directors and its duly appointed committees seek to ensure that the Bank maintains high credit quality standards. We have established asset oversight committees to administer the loan portfolio. These committees include: the enterprise risk management committee; the directors’ loan committee; and the classified asset committee. These committees meet at least quarterly to review the lending activities of the Bank.

Credit Concentration

Diversification of risk is a key factor in prudent asset management. Risk from concentration is actively managed by management and reviewed by the board of directors, and exposures relating to borrower, industry, and commercial real estate categories will be tracked and measured against established policy limits. These limits are reviewed as part of our periodic review of the credit policy. Loan concentration levels are monitored on a monthly basis by product type and geography by the credit administration department and the Bank’s Chief Credit Officer. These levels are reported to the board of directors monthly.

Loan Approval Process

The credit approval method used at the Bank is a hierarchy of individual lending authorities for new credits and renewals. The board of directors approves loan authorities for credit personnel and these authorities are periodically reviewed and updated.

The approval of loans and other credit risk products is the responsibility of management with oversight from the board of directors. Authority is granted to officers deemed experienced at making decisions consistent with our credit philosophy and policy.

Our loan approval policy dictates a complete separation between the lending function and the credit approval function. As such, loan officers have no individual approval authorities. Furthermore, no bank employee may approve credit acting alone, regardless of the size of the loan. Loans with credit exposure less than or equal to $1 million may be approved via joiner authority limits between two or more executive officers previously deemed by the board of directors to be experienced at making decisions consistent with our credit philosophy and policy. Loans with credit exposure greater than $1 million but less than $20 million must be approved by unanimous consent by the management loan committee, which consists of the Chief Executive Officer, Chief Credit Officer, Director of Risk Management and the Chairman of the board of directors. Loans and loan relationships greater than $20 million up to the Bank’s legal lending limit must be approved by the entire board of directors. In July 2014, we established a “house limit” guideline of $30.0 million per relationship for new loans. Any relationship approved above this level must be specifically designated as such by our board of directors.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2014, the Bank’s legal lending limits were approximately $27.7 million (15%) and $46.1 million (25%). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

The board of directors reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews and approves loan transactions that exceed management thresholds as set forth in our loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the directors’ loan committee.

Enterprise Risk Management

We maintain an enterprise wide risk management program that enables us to identify, manage, monitor and control potential risks that may affect us, including (i) credit risk; (ii) interest rate risk; (iii) liquidity risk; (iv) price risk; (v) foreign exchange risk; (vi) transaction risk; (vii) compliance risk; (viii) operational risk; (ix) strategic risk; and (x) reputation risk.

Risk identification is a continuous process and occurs at both the transaction level and the portfolio level. In addition, management seeks to identify interdependencies and correlations across portfolios and lines of business that may amplify risk exposure.

The board of directors of the Bank approves policies that set operational standards and risk limits, and any changes to our enterprise risk management program require approval by this board of directors. Management is responsible for the implementation, integrity and maintenance of our risk management systems ensuring the directives are implemented and administered in compliance with the approved policy. Our risk management officer supervises the overall management of our risk management program, reports to management and yet also retains independent access to the Bank’s board of directors.

Credit Risk Management

Credit risk management is a component of our enterprise risk management. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to policy as required, and we also track and address technical exceptions.

We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms that report to the audit committee of the board of directors to ensure independence and objectivity. The audit committee shares loan review reports with the enterprise risk management committee of the board of directors to assist that committee with its obligations, and it provides a quarterly summary to the board of directors that describes trends and identifies significant changes in the overall quality of the portfolio identified by the loan review department.

Competition

The banking business is highly competitive. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. While much of our competition is in the form of local community banks, other competitors have statewide or nationwide presence. However, C1 Bank’s ability to cultivate profitable complete banking relationships helps to differentiate C1 Bank among our competitors.

We also compete with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. We believe that our banking professionals, the personalized service we provide for our entrepreneurial clients, and our emphasis on doing what’s right for our clients, community and employees is what distinguishes C1 Bank from its competition.

According to SNL Financial LC, C1 Bank holds 1% or less market share of deposits in the counties in which we operate. This leaves substantial room for organic growth as we continue to concentrate our efforts in our key markets and offer the specialized service many clients desire. We believe that our tailored approach and continued positive momentum will allow C1 Bank to grow substantially without having to materially expand beyond our current market reach.

Employees

As of December 31, 2014, we had 238 employees.

Supervision and Regulation

The following is a general summary of the material aspects of certain statutes and regulations applicable to the Company and the Bank. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on the business, revenues, and results of the Company and the Bank.

General

As a registered bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under The Bank Holding Company Act of 1956, as amended, or the BHCA. In addition, as a Florida state chartered bank that is not a member of the Federal Reserve system, the Bank is subject to primary regulation, supervision and examination by the FDIC and its state banking regulator, the Florida Office of Financial Regulation, or OFR. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.

Recent Changes as a Result of the Dodd-Frank Act

In addition to the framework of regulation and supervision referenced above, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, created the Consumer Financial Protection Bureau, or the CFPB, a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services. The authority to examine depository institutions with $10.0 billion or less in assets, such as the Bank, for compliance with federal consumer laws remained largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.

As a result of the Dodd-Frank Act, the regulatory framework under which the Company and the Bank operate has changed and will continue to change substantially over the next several years. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing issues including, among others, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits, mortgage lending practices, and changes among the bank regulatory agencies. Many of the provisions of the Dodd-Frank Act became effective upon enactment, while others are subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in the coming years. In light of these significant changes and the discretion afforded to federal banking regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company or the Bank’s businesses or their ability to pursue future business opportunities.

Holding Company Regulation

Permitted Activities

Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as a savings association;

•	performing trust company functions;

•	conducting financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

•	issuing and selling money orders and similar consumer-type payment instruments.

While the Federal Reserve has found these activities in the past acceptable for other bank holding companies, the Federal Reserve may not allow us to conduct any or all of these activities, which are reviewed on a case by case basis.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries. Under the BHCA, as amended by the Gramm-Leach-Bliley Act, or GLBA, a bank holding company may also file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities, subject to certain eligibility requirements.

Acquisitions Subject to Prior Regulatory Approval

The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company or savings association, or to merge or consolidate with any bank holding company.

Bank Holding Company Obligations to Bank Subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require the Company to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan, as described further under “—Bank Regulation—Capitalization Levels and Prompt Corrective Action” below. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank. If the Company were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

Restrictions on Bank Holding Company Dividends.

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company. For more information, see “—Bank Regulation—Capitalization Levels and Prompt Corrective Action.”

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “—Bank Regulation—Bank Dividends.”

We have not paid any dividends on our common stock since inception, and we currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to this dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions.

Capital Regulations

The federal banking agencies have adopted risk-based capital adequacy guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. As described below under “—U.S. Basel III Capital Rules,” these requirements will increase in the coming years, beginning in 2015 for the Company and the Bank.

Under the risk-based capital guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital, which includes common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust-preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier 2 Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) any excess of qualifying perpetual preferred stock, (iii) certain hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock in an aggregate amount up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator.

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by one- to four-family and certain multifamily residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier 1 Capital to average total consolidated assets less specified items, including goodwill and mortgage servicing rights (the “leverage ratio”) of 4%.

Banking organizations such as the Bank that are experiencing or anticipating significant growth, as well as those organizations whose financial condition or operations give rise to supervisory concerns, will be required to maintain a higher leverage ratio.

The bank regulators also continue to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less deductions for intangibles otherwise includable in Tier 1 Capital, to total tangible assets.

U.S. Basel III Capital Rules

In July 2013, federal banking regulators, including the Federal Reserve and the FDIC, adopted the U.S. Basel Capital Rules implementing many aspects of the Basel III Capital Standards.

The U.S. Basel III Capital Rules will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The requirements in the U.S. Basel III Capital Rules will begin to phase in on January 1, 2015, for many covered banking organizations, including the Company and the Bank. The requirements in the U.S. Basel III Capital Rules will be fully phased in by January 1, 2019.

The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those currently in place. Specifically, the rules impose the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements);

•	a leverage ratio of 4%; and

•	a new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the U.S. Basel III Capital Rules, Tier 1 Capital is redefined to include two components: common equity Tier 1 Capital and additional Tier 1 Capital. The new and highest form of capital, Common Equity Tier 1 Capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 Capital includes other perpetual instruments historically included in Tier 1 Capital, such as noncumulative perpetual preferred stock. These rules permit bank holding companies with less than $15.0 billion in total consolidated assets, such as the Company, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital, but not in Common Equity Tier 1 Capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 Capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 Capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The U.S. Basel III Capital Standards retain many of these deductions and adjustments and also provide for new ones. As a result, deductions from Common Equity Tier 1 Capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as nonmortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital. The U.S. Basel III Capital Rules also increase the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%.

Additionally, the Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 Capital must be deducted from Common Equity Tier 1 Capital. The remaining, nondeducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 Capital must be deducted from Common Equity Tier 1 Capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income, or AOCI, is presumptively included in Common Equity Tier 1 Capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provide a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The Bank plans to opt out of the AOCI treatment. The rules also have the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 Capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The U.S. Basel III Capital Rules also make important changes to the “prompt corrective action” framework discussed below in “—Bank Regulation—Capitalization Levels and Prompt Corrective Action.”

Restrictions on Affiliate Transactions

See “—Bank Regulation—Restrictions on Affiliate Transactions” below.

Bank Regulation

The Bank is a banking institution that is chartered by and headquartered in the state of Florida, and it is subject to supervision and regulation by the OFR and the FDIC. The OFR supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, which periodically examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state-chartered banking institution in the state of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Bank’s customers. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks.

Capital Adequacy

See “—Holding Company Regulation—Capital Regulations.”

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (iv) prohibiting the acceptance of deposits from correspondent banks; (v) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vi) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2014, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized,” and it is unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

Notably, the thresholds for each of the five categories for regulatory capital requirements were recently revised pursuant to the U.S. Basel III Capital Rules. Under these rules, which will take effect on January 1, 2015, a well-capitalized insured depository institution is one (i) having a total risk-based capital ratio of 10 percent or greater, (ii) having a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) having a Core Equity Tier 1 capital ratio of 6.5 percent or greater, (iv) having a leverage capital ratio of 5 percent or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.

Bank Reserves

The Federal Reserve requires all depository institutions, even if not members of the Federal Reserve System, to maintain reserves against some transaction accounts (primarily negotiable order of withdrawal, or NOW, and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Bank Dividends

Florida law places restrictions on the declaration of dividends by state chartered banks to their stockholders. Pursuant to the Florida Financial Institutions Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provision for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of up to the aggregate net profits of that period combined with a bank’s retained net profits for the preceding two years and, with the approval of the OFR, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of a bank until this fund becomes equal to the amount of a bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of a bank to fall below the minimum amount required by law, regulation, order or any written agreement with the OFR or a federal regulatory agency.

Insurance of Accounts and Other Assessments

The Bank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .620 (annual) basis points for all four quarters of 2014 and .640 (annual) basis points for all four quarters of 2013. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Restrictions on Affiliate Transactions

The Bank is subject to sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the Federal Deposit Insurance Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. Accordingly, transactions between the Company, the Bank and any nonbank subsidiaries will be subject to a number of restrictions. Sections 23A and 23B of the Federal Reserve Act impose restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other nonbanking affiliate are limited, individually, to ten percent (10%) of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to twenty percent (20%) of the Bank’s capital and surplus.

All such transactions must be on terms that are no less favorable to the Bank than those that would be available from nonaffiliated third parties. Moreover, state banking laws impose restrictions on affiliate transactions similar to those imposed by federal law. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates. As of December 31, 2014, the Bank did not have any financial subsidiaries.

Loans to Insiders

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which the Bank refers to as “10% Stockholders,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Stockholders or which is controlled by those executive officers, directors or 10% Stockholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Change in Control

Subject to certain exceptions, the BHCA and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and in general is rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5 percent or more of any class of voting securities. Control may also be deemed to exist where a person or company is found to hold “controlling influence” over a bank or bank holding company.

Community Reinvestment Act

The Community Reinvestment Act, or the CRA, and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay, block or impose conditions on the transaction. The Bank received a satisfactory rating on its most recent CRA assessment dated November 24, 2014.

Interstate Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. Previously, under the Riegle-Neal Act, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. All branching remains subject to applicable regulatory approval and adherence to applicable legal requirements.

Anti-Money Laundering and Economic Sanctions

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering, or AML, requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to control the risks associated with money laundering and terrorist financing.

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of the Bank’s anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and nondocumentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that United States entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify appropriate authorities.

The Bank has adopted policies, procedures and controls to comply with the BSA, the USA PATRIOT Act and OFAC regulations.

Regulatory Enforcement Authority

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. When issued by a banking regulator, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2014, the Bank was in compliance with these requirements.

Privacy and Data Security

Under the GLBA, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The GLBA also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach.

Consumer Laws and Regulations

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for these and other consumer financial protection laws transferred from the prudential regulators to the CFPB on July 21, 2011. In some cases, regulators such as the Federal Trade Commission, or FTC, and the Department of Justice also retain certain rulemaking or enforcement authority. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices, or UDAAP, and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt-to-income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

Other Dodd-Frank Act Reforms

Volcker Rule

On December 10, 2013, five federal regulators including the FDIC and the Federal Reserve issued final rules to implement the Volcker Rule required by the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution, such as the Bank, and its affiliates, such as the Company, from (i) engaging in “proprietary trading,” and (ii) investing in or sponsoring certain types of funds (covered funds), in each case subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions.

The final rules extend the conformance period to July 21, 2015, but impose significant compliance and reporting obligations on banking entities. The Company is reviewing the scope of any compliance program that may be required but is of the view that the impact of the Volcker Rule will not be material to its business operations.

Executive Compensation and Corporate Governance

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate nonbinding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material noncompliance with financial reporting requirements.

Future Legislative Developments

Various legislative acts are from time to time introduced in Congress and the Florida legislature. This legislation may change banking statutes and the environment in which the Company and the Bank operate in substantial and unpredictable ways. The Company and the Bank cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have upon the Company’s and the Bank’s financial condition or results of operations.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and

•	we are not required to hold nonbinding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years unless we earlier cease to be an emerging growth company. We will cease to be an emerging growth company if we have more than $1.0 billion in annual gross revenues, have more than $700.0 million in market value of our common stock held by nonaffiliates, or issue more than $1.0 billion of nonconvertible debt in a three-year period. We may choose to take advantage of some but not all of these reduced regulatory and reporting requirements.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. While we have elected to retain the ability to delay adopting new or revised accounting standards in the future, at December 31, 2014 and December 31, 2013, we had adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

Available Information

The Company maintains an internet site at www.c1bank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this annual report before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

The geographic concentration of our markets makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, we are a banking franchise concentrated in the state of Florida. As of December 31, 2014, approximately 91% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Florida. Deterioration in local economic conditions in the loan market or in the commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio by eroding the loan-to-value ratio of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, the value of the collateral securing loans and our financial condition, results of operations and future prospects. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected the Bank’s capital, we might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions and/or continued negative developments in the domestic and international credit markets could significantly affect the ability of our customers to operate, the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Our allowance for loan losses and fair value adjustments may prove to be insufficient to absorb losses for our loans that we originated or acquired.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the discount on the loan at the time of acquisition, if acquired;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

As of December 31, 2014, the allowance for loan losses was $5.3 million while total nonperforming loans was $20.9 million. The total nonperforming loan amount is large for a bank of our size and is primarily the result of our acquisition of several troubled banks. The amount of our allowance for loan losses for these nonperforming loans is determined by our management team through periodic reviews. As most nonperforming loans are related to acquired banks, they were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans.

Like all banks, we have developed and applied a methodology for determining, based upon a number of factors—including, for example, historical loss rates and assumptions regarding future losses—the appropriate level of allowance to maintain in respect of possible loan losses. In applying this methodology and determining the appropriate level of the allowance, we inherently face a high degree of subjectivity and are required to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that we originate, identification of additional problem loans originated by us and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Furthermore, if our methodology or assumptions in determining our allowance for loan losses are not sound, then our allowance for loan losses will not be sufficient to cover our loan losses. See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Loans” to our Consolidated Financial Statements for further information about this estimate and our methodology.

Given our limited history and significant portfolio growth, many of the loans originated by C1 Bank may be unseasoned, meaning that many of the loans were originated relatively recently. In particular, approximately 71% of our loans outstanding at December 31, 2014, had been originated by C1 Bank since 2010. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our current growth strategy is to grow organically and supplement that growth with select acquisitions. Our ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors and changes in banking laws, among other factors. Conversely, if we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

The institutions we have acquired, and may acquire in the future, have high levels of distressed assets and we may not be able to realize the value we predict from these assets or accurately estimate the future write-downs taken in respect of these assets.

Delinquencies and losses in the loan portfolios and other assets of financial institutions that we have acquired, and may acquire in the future, may exceed our initial forecasts developed during the due diligence investigation prior to acquiring those institutions. Even if we conduct extensive due diligence on an entity we decide to acquire, this diligence may not reveal all material issues that may affect that particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, we fail to identify issues specific to an entity or the environment in which the entity operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. Moreover, the process of resolving the problem assets that we have acquired takes a significant amount of time. Throughout this process, such problem assets are subject to regular reappraisals, which could lead to write-offs or require us to establish additional allowance for loan losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions we acquire and of the Company as a whole.

Changes in interest rates could have significant adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest-sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an environment in which interest rates are increasing, our interest costs on liabilities may increase more rapidly than our income on interest-earning assets. This could result in a deterioration of our net interest margin.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. Our loan-to-deposit ratio, calculated by dividing our total loans by our total deposits, exceeded 100% at December 31, 2014. A higher loan-to-deposit ratio generally means that a financial institution might not have enough liquidity to cover any unforeseen requirements or that the institution is more reliant on borrowings that may no longer be available.

An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets and diminished expectations or growth in the financial services industry.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We rely on customer deposits, advances from the FHLB, nationally marketed CDs, brokered CDs and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our availability at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may seek additional higher-cost debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Our loan portfolio includes unsecured, commercial, real estate, consumer and other loans that may have higher risks, and we may exceed the regulatory guidelines for commercial real estate loans.

Our commercial real estate, residential real estate, construction, commercial, and consumer loans at December 31, 2014, were $723.6 million, $224.4 million, $107.4 million, $75.4 million, and $57.7 million, respectively, or 60.9%, 18.9%, 9.0%, 6.3%, and 4.9%, respectively, of our total loans. We have a high concentration of commercial real estate loans which at December 31, 2013 exceeded the guidance by bank regulators. At December 31, 2014 and  December 31, 2013, our ratio for construction, development and other land loans to total capital was 57% and 73%, respectively, compared to the FDIC guideline of 100%, while the ratio for commercial real estate loans (including construction, development and other land loans and loans secured by multifamily and nonowner occupied nonfarm nonresidential property) to total capital was 284% and 365%, respectively, compared to the FDIC guideline of 300%. The lower ratios at December 31, 2014 when compared to December 31, 2013, resulted from the impact of the initial public offering. In 2013, our board of directors authorized us to operate up to 400% of total risk based capital for commercial real estate loans until December 2014. Our directors extended their authorization until December 2015.

Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, such as us, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. During the recent economic downturn, financial institutions with high commercial real estate loan concentrations were more susceptible to failure. If we cannot effectively manage the risk associated with our high concentration of commercial real estate loans, our financial condition and results of operations may be adversely affected.

The nature of our commercial loan portfolio may expose us to increased lending risks.

We make both secured and unsecured commercial loans. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans.

We are subject to risks associated with loans to Brazilian companies.

We have made commercial loans to three Brazilian corporations, with aggregate outstanding balances at December 31, 2014 and December 31, 2013 of $44.0 million and $44.8 million, respectively. The collateral for these loans is held in Brazil and consists primarily of real estate. Two of the loans are secured by a first lien on farmland appraised at $80.8 million, of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank. Another loan is secured by a first lien on farmland appraised at $79.5 million and the final loan is secured by closely held stock. There is inherent country risk associated with this international business. International trade laws, U.S. relations with Brazil, foreign exchange volatility, the foreign nature of the Brazilian legal system and government policy, and regulatory changes may inhibit our ability to collect payment, or claim collateral (if any) located in Brazil. Furthermore, we may experience loss due to unforeseen economic, social or weather conditions that affect Brazilian markets and in particular the market for Brazilian agriculture products. The expense of collecting on defaulted loans may be higher than in the United States, which may reduce the size of any recovery. We are also subject to the risk that the value of any real estate collateral could decline, further harming our ability to fully collect on any defaulted loan. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31 2014, our ten largest loan relationships totaled over $266.2 million in loan exposure, or 19.3% of the total loan portfolio and unfunded commitments. The concentration risk associated with having a small number of extremely large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan. The repayment of any of these relationships could harm our interest income.

Many of our investments are focused on long-term returns, are expensive and may not yield the expected returns to justify their cost.

Part of our business plan has been to make material investments into our infrastructure, technology, banking centers and personnel, with a focus on long-term results. However, many of these investments are expensive in the short term and rely heavily on their future success to remain financially justifiable. Examples include (i) we spend materially more than an average bank our size on sports marketing, the results of which are hard to measure and may not justify the cost; (ii) our management-training program is expensive and the graduates from this program may not produce superior results to employees from less expensive forms of hiring and training; (iii) our strategy to fund our liabilities with longer-duration, higher-cost funds that will only pay off if interest rates increase during their term; and (iv) we invest heavily in technology to increase our productivity and our relationships with our clients, yet the products are new and may not yield the desired results. These investments, especially if not successful, reduce earnings, capital and financial flexibility and if not successful in the long term will have not produced the desired returns.

We may realize future losses if (i) our levels of nonperforming assets increase and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets or (ii) we are unable to sell our OREO assets within the holding periods established by Federal and State regulators.

Nonperforming assets (including nonaccrual loans and other real estate owned, or OREO) totaled $55.8 million at December 31, 2014. These nonperforming assets can adversely affect net income through reduced interest income, increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Any decrease in real estate market prices may lead to nonperforming asset write-downs, with a corresponding expense in our income statement. We evaluate nonperforming assets periodically and write down the carrying value of these assets if the results of our evaluation require it. Holding nonperforming assets is expensive and negatively impacts our earnings and results of operations. The expenses associated with nonperforming assets and any further write-downs, both expected and unexpected, could have a material adverse effect on our financial condition and results of operations.

Furthermore, Federal and state regulators place limits on the total amount of time that we may hold foreclosed upon real estate. If we are unable to sell such real estate within the prescribed time frames (or if our regulators are unwilling to grant us extensions to the holding period), we may be required to charge off OREO balances, which could have a material adverse effect on our financial condition and results of operations.

The Bank currently invests in bank-owned life insurance (“BOLI”) and may continue to do so in the future. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations and financial condition.

The Bank had $43.9 million in general and separate account BOLI contracts at December 31, 2014. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if the Bank needed additional liquidity and converted the BOLI to cash, any cash value gain above basis would be subject to ordinary income tax. The Bank is also exposed to the credit risk of the underlying securities in the investment portfolio, and to the insurance carrier provider credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Bank at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain or our foreign national controlling stockholders.

Certain of our controlling stockholders are foreign nationals, and we and these controlling stockholders have entered into commitments with the Federal Reserve that restrict some of our activities. In particular, we are restricted from engaging in certain transactions with these controlling stockholders, their immediate family, any company controlled by the controlling stockholders, and any executive officer, director, or principal stockholder of a company controlled by these controlling stockholders. Such transactions include (i) extensions of credit, (ii) covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, (iii) any other business transaction or relationship, without approval of the Federal Reserve, with any company controlled by such controlling stockholder, and (iv) restrictions on the amount of deposits held by the Bank of any company controlled by such controlling stockholders. We are also prohibited from incurring additional debt to any third party without prior approval from the Federal Reserve. Finally, we are restricted from directly accepting wires from or sending wires to foreign accounts, and we must instead use a correspondent bank when our clients need to send or receive such foreign wires. This makes the wire process more difficult for our clients and as a result may result in a loss of business from these clients.

The loss of any member of our management team and our inability to make up for such loss with a qualified replacement could harm our business.

Our success and future growth depend upon the continued success of our management team, in particular our President & Chief Executive Officer, Trevor Burgess, and other key employees. Competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management personnel, our business could be harmed.

Our business is highly competitive. If we are unable to successfully implement our business strategy, we risk losing market share to current and future competitors.

Commercial and consumer banking is highly competitive. Our market contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors with greater resources may possess an advantage by attracting our clients through very aggressive product pricing that we are unable to match, maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed internet platform.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well making it possible for nonbanks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate.

Our ability to compete successfully depends on a number of factors, including:

•	our ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;

•	our ability to attract and retain qualified employees to operate our business effectively;

•	our ability to expand our market position;

•	the scope, relevance and pricing of products and services that we offer to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.

The Bank’s lending limit per borrower will continue to be lower than many of our competitors, which may discourage potential clients and limit our loan growth.

The Bank’s legally mandated lending limit per borrower is lower than that of many of our larger competitors because we have less capital. At December 31, 2014, the Bank’s legal lending limit for loans was approximately $46.1 million to any one borrower on a secured basis and $27.7 million on an unsecured basis. The Bank’s lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us, which may restrict our ability to grow. In addition, in July 2014, we established a $30.0 million “house limit” guideline for future relationships that may further impact our ability to lend to large borrowers and discourage these large borrowers from doing business with us.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the Securities and Exchange Commission, or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to accounting principles generally accepted in the United States of America, or GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses and entrepreneurs. These small to medium-sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity than larger entities. In general, if economic conditions negatively impact the Florida market generally and small to medium-sized businesses are adversely affected, our results of operations and financial condition may be negatively affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights, including those created by C1 Labs. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings, or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third-party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or technology infringe or otherwise violate their intellectual property or proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could bring an infringement claim against us with respect to our products, services or technology. We may also be subject to third-party infringement, misappropriation, breach or other claims with respect to copyright, trademark, license usage or other intellectual property rights. In addition, in recent years, individuals and groups, including patent holding companies have been purchasing intellectual property assets in order to make claims of infringement and attempt to extract settlements from companies in the banking and financial services industry. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities including damage awards, result in an injunction prohibiting us from marketing or selling certain of our services, require us to redesign affected products or services, or require us to seek licenses which may only be available on unfavorable terms, if at all, any of which could harm our business and results of operations.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions and security breaches could result in serious reputational harm to our business and have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. In particular, we rely almost exclusively on FiServ, Inc. for our information management systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes and hurricanes, disease pandemics, events arising from local or larger scale political or social matters, including terrorist acts and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but could present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position and the disruption of our operations, all of which could adversely affect our business, financial condition or results of operations.

We are subject to certain operational risks, including customer or employee fraud.

Employee error and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee error and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee error could also subject us to financial claims for negligence.

If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may make future acquisitions, which may be restricted by applicable regulation, difficult to integrate, divert management resources, result in unanticipated costs, or dilute our stockholders.

Part of our continuing business strategy is to make acquisitions of, or investments in, companies that complement our current position or offer growth opportunities.

The BHCA and federal and Florida state banking laws restrict the activities that the Company and the Bank may lawfully conduct, whether directly or indirectly through acquisitions, subsidiaries and certain interests in other companies. These laws also affect the ability to effect a change of control of the Company or another bank holding company, as discussed under “—There are substantial regulatory limitations on changes of control of bank holding companies.” These regulatory regimes are summarized in greater detail under “Business—Supervision and Regulation—Holding Company Regulation” and “Business—Supervision and Regulation—Bank Regulation.” Certain acquisitions may be subject to regulatory approval, and we may not receive timely regulatory approval for future acquisitions. Changes in the number or scope of permissible activities under applicable law could have an adverse effect on our ability to realize our strategic goals.

Furthermore, future acquisitions could pose numerous risks to our operations, including:

•	we may have difficulty integrating the purchased operations;

•	we may incur substantial unanticipated integration costs;

•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;

•	we may have difficulty retaining or developing the acquired businesses’ customers;

•	acquisitions could adversely affect our existing business relationships with customers;

•	we may be unable to effectively compete in the markets serviced by the acquired bank;

•	we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and

•	we may incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities or claims.
32

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets or large and immediate write-offs, assume liabilities, or issue stock that would dilute our current stockholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us, which could have a negative effect on our business, financial condition and results of operations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act. We are inexperienced with these reporting and accounting requirements and, as such, these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. While at December 31, 2014 and December 31, 2013, we had adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities, we may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market area is susceptible to natural disasters, such as hurricanes, tropical storms, other severe weather events and related flooding and wind damage. These natural disasters could negatively impact regional economic conditions, disrupt operations, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices, result in a decline in local loan demand and our loan originations, and negatively impact our growth strategy. We cannot predict whether or to what extent damage that may be caused by future natural disasters will affect our operations or the economies in our current or future market areas. Our business or results of operations may be adversely affected by these and other negative effects of natural disasters.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies we have acquired). In addition, from time to time, we are, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.

Risks Relating to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance and, therefore, reduces our net income and may restrict our growth and ability to acquire other financial institutions.

As a bank holding company under federal law, we are subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve. In addition to supervising and examining us, the Federal Reserve, through its adoption of regulations implementing the BHCA, places certain restrictions on the activities that are deemed permissible for bank holding companies to engage in. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals.

As a Florida state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the Florida Office of Financial Regulation, or OFR. The FDIC and OFR regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible nonbanking activities and restrictions on dividend payments. The Bank may undergo periodic examinations by the FDIC and OFR. Following such examinations, the Bank may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, which could adversely affect our results of operations.

Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our common stock.

Particularly as a result of new regulations and regulatory agencies under the Dodd-Frank Act, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our results of operations and financial condition.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects our credit conditions, as well as those of our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us or our borrowers and, therefore, on our results of operations.

The enactment of the Dodd-Frank Act may have a material effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are, or may include:

•	increases in regulatory capital requirements and additional restrictions on the types of instruments that may satisfy such requirements;

•	creation of new government regulatory agencies (particularly the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and nonbank providers of consumer financial products);

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge;

•	changes in regulation of consumer mortgage loan origination and risk retention; and

•	changes in corporate governance requirements for public companies.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, required or will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been enacted or proposed by the applicable federal agencies. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

As a result of the Dodd-Frank Act and recent rulemaking, we will become subject to more stringent capital requirements.

Pursuant to the Dodd-Frank Act, in July 2013, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Business – Supervision and Regulation – U.S. Basel III Capital Rules.” While we are continuing to prepare for the impact of the U.S. Basel III Capital Rules, the U.S. Basel III Capital Rules may still have a material impact on our business, financial condition and results of operations. In addition, the failure to meet the established capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating our FDIC deposit insurance.

Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to meet applicable regulatory capital requirements, or to maintain appropriate capital levels in general, could affect customer and investor confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

We may be required to contribute capital or assets to the Bank that could otherwise be invested or deployed more profitably elsewhere.

Federal law and regulatory policy impose a number of obligations on bank holding companies that are designed to reduce potential loss exposure to the depositors of insured depository subsidiaries and to the FDIC’s deposit insurance fund. For example, a bank holding company is required to serve as a source of financial strength to its insured depository subsidiaries and to commit financial resources to support such institutions where it might not do so otherwise, even if we would not ordinarily do so and even if such contribution is to our detriment or the detriment of our stockholders. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan, as described further under “Business—Bank Regulation— Capitalization Levels and Prompt Corrective Action.”

A capital injection may be required at times when we do not have the resources to provide it and, therefore, we may be required to issue common stock or debt. Issuing additional shares of common stock would dilute our current stockholders’ percentage of ownership and could cause the price of our common stock to decline. If we are required to issue debt, and in the event of a bankruptcy by the Company, the bankruptcy trustee would assume any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the Company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the Company in order to make the required capital injection becomes more difficult and expensive and would adversely impact the Company’s cash flows, financial condition, results of operations and prospects.

New and future rulemaking by the Consumer Financial Protection Bureau and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations. In some cases, regulators such as the FTC and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints that they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective January 10, 2014, prohibit creditors, such as the Bank, from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Compliance with these rules will likely increase our overall regulatory compliance costs and require us to change our underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject the Bank to increased potential liability related to its residential loan origination activities.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Florida and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, a Florida or federal banking agency were to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

Florida financial institutions face a higher risk of noncompliance and enforcement actions with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including AML and BSA matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by OFAC. Moreover, we operate in areas designated as High Intensity Financial Crime Areas and High Intensity Drug Trafficking Areas. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the state of Florida with respect to institutions’ BSA and AML compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions. Although we have adopted policies, procedures and controls to comply with the BSA and other AML statutes and regulations, this aggressive supervision and examination, and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our results of operation and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Risks Relating to Our Common Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above the price of your investment.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations; and

•	economic and political conditions or events.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If substantial amounts of our common stock are sold in a short period of time, the market price of our common stock could decrease significantly. The perception that our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess), who collectively own approximately 57.9% of the outstanding shares of our common stock, might sell shares of common stock could also depress our market price. Our directors, executive officers and certain additional other holders of our common stock are subject to the lock-up agreements described in “Underwriting” and the Rule 144 holding period requirements described in “Shares Eligible for Future Sale” included in the Company’s Registration Statement on Form S-1 filed with the SEC. There were 12,727,632 additional shares eligible for sale in the public market when all of the lock-up periods expired and the holding periods elapsed on February 8, 2015. The market price of shares of our common stock may drop significantly because the restrictions on resale by our existing stockholders have lapsed. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our principal stockholders have historically controlled, and in the future will continue to control us.

Because our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess) collectively own a majority of our common stock, these stockholders, acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other extraordinary transactions. Our principal stockholders are also business partners in business ventures in addition to our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, a dispute among these individuals in connection with the Company or another business venture could impact their relationship at the Company and, because of their prominence within the Company, the Company itself. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

There are substantial regulatory limitations on changes of control of bank holding companies.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

We are currently exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules and, as a result, you will not have the protections afforded by these corporate governance requirements.

Our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess) collectively hold a majority of our common stock. As a result, we are considered a “controlled company” for the purposes of the listing requirements of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that our board of directors, our executive compensation committee and our directors’ nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. We intend to avail ourselves of certain of these exemptions. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the exchange on which we list our common stock.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the stockholders, and loans must be paid off before any assets can be distributed to stockholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

Shares of the Company’s common stock are not insured deposits and may lose value.

The shares of the Company’s common stock are not bank deposits and are not insured or guaranteed by the FDIC or any other government agency.

The laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the FDIC’s Deposit Insurance Fund, and not to protect stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

Future changes in laws and regulations or changes in their interpretation may also adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for nonbank competitors.

Applicable laws and regulations restrict both the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to our stockholders.

Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business—Bank Regulation—Bank Dividends” and “Business—Holding Company Regulation—Restrictions on Bank Holding Company Dividends,” but generally look to factors such as previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition.

For the foreseeable future, the majority, if not all, of the Company’s revenue will be from any dividends paid to the Company by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Furthermore, the present and future dividend policy of the Bank is subject to the discretion of its board of directors.

We cannot guarantee that the Company or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the board of directors of the Bank will elect to pay dividends to us, nor can we guarantee the timing or amount of any dividend actually paid. See “Business—Holding Company Regulation—Restrictions on Bank Holding Company Dividends” for a discussion on our current dividend policy.

Anti-takeover protections under the Florida Business Corporation Act, or the FBCA, and other factors will make it more difficult to realize the value of an investment in the Company.

In general, the three principal ways that the stockholders of any company can realize a return on their investment are (i) to receive distributions (i.e., dividends) from the company, (ii) to sell their individual ownership interests to a third party, or (iii) to participate in a company-wide transaction in which they are able to sell their ownership interests, or an “exit event,” regardless of whether the exit event is voluntary (such as a friendly merger) or involuntary (such as a hostile takeover). There are significant impediments to the ability of a stockholder of the Company to realize a return on his or her investment in any of those ways. As stated previously under “Business—Holding Company Regulation—Restrictions on Bank Holding Company Dividends,” we do not intend to declare or pay dividends in the foreseeable future.

We do not anticipate paying any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock up to the 100 million shares authorized in our certificate of formation. We may issue additional shares of our common stock in the future pursuant to current or future employee stock option plans, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are, therefore, not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with these rules upon ceasing to be an “emerging growth company” as defined in the JOBS Act. However, we are required to perform our own assessment of the effectiveness of our internal controls over financial reporting and prepare a report on this assessment beginning with our Form 10-K for the year ended December 31, 2015.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “emerging growth company,” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own or lease real or personal property. Instead, it uses the premises, equipment and furniture of the Bank without the direct payment of any rental fees to the Bank. The Bank currently owns or leases approximately 212,000 square feet of office and operations space in Florida. The Bank operates 30 banking centers in Florida. Of these banking centers, 11 are leased and 19 are owned. The Bank also owns two buildings, two vacant parcels and is under contract to purchase a condominium space. We are considering converting each of these properties to new banking center locations. We lease our loan production office in Orlando, with approximately 311 square feet of office space. We lease our headquarters in St. Petersburg, Florida, with approximately 16,689 square feet of office space. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently involved in various claims and lawsuits incidental to the ordinary course of conduct of our business. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.

Item 4. Mine Safety Disclosures

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our common stock have traded on the NYSE under the symbol “BNK” since August 14, 2014. As of February 6, 2015, we had approximately 438 holders of record. The high and low sales prices for the shares of our common stock, as reported on the NYSE, and the cash dividends declared on those shares for each quarterly period of 2014 and 2013 are shown in the table below. Sales prices prior to the third quarter of 2014 are not applicable because shares of our common stock were not traded publicly prior to our initial public offering. We have not paid any dividends on our common stock since inception, and we currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

	2014					2013
	High		Low		Dividends Paid	High		Low		Dividends Paid
First Quarter	$	N/A	$	N/A	$-	$	N/A	$	N/A	$-
Second Quarter		N/A		N/A	-		N/A		N/A	-
Third Quarter		18.77		16.66	-		N/A		N/A	-
Fourth Quarter		19.70		15.98	-		N/A		N/A	-

On February 6, 2015, the closing sales price for the shares of our common stock as reported on the NYSE was $17.48 per share.

Dividend Policy

As stated above, we have not paid any dividends on our common stock since inception, and we currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to this dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions.

As a bank holding company, we are subject to the Federal Reserve’s policy regarding dividends, which holds that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Should the Bank be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the Bank is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the FDIC may choose to require prior Federal Reserve approval for any capital distribution by us as a bank holding company controlling the Bank. For more information, see “Business—Supervision and Regulation—Restrictions on Bank Holding Company Dividends.”

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, the Company’s ability to pay dividends depends on the ability of the Bank to pay dividends to the Company. The present and future dividend policy of the Bank is subject to the discretion of its board of directors.

Florida law places restrictions on the declaration of dividends by state chartered banks such as the Bank to their stockholders. Pursuant to the Florida Financial Institutions Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provision for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the OFR, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the OFR or a federal regulatory agency. Also, under FDIC regulations, no bank may pay a dividend if, after the payment of the dividend, it would be “undercapitalized” within the meaning of the prompt corrective action laws. See “Business—Supervision and Regulation—Bank Dividends” and “Business—Bank Regulation—Capitalization Levels and Prompt Corrective Action.”

The transfer agent for our common stock is:

Computershare Trust Company, NA

250 Royall Street

Canton, Massachusetts 02021

781-575-2000

www.computershare.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Stock Index (S&P 500), which reflects overall stock market performance and the SNL Southeast Bank Index, which reflects changes in stocks of banking institutions in the same geographical region as the Company. The graph assumes an initial $100 investment on August 14, 2014 (the date that the stock of C1 Financial, Inc. began trading on the NYSE) through December 31, 2014. Data for the S&P 500 and SNL Southeast Bank Index assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

	Period Ending
Index	08/14/14	08/31/14	09/15/14	09/30/14	10/15/14	10/31/14	11/15/14	11/30/14	12/15/14	12/31/14
C1 Financial, Inc.	100.00	100.94	105.82	106.65	100.18	101.59	107.06	107.24	106.94	107.59
S&P 500	100.00	102.57	101.68	101.13	95.58	103.60	104.87	106.39	102.48	106.12
SNL Southeast Bank	100.00	103.93	106.78	106.86	100.57	108.90	109.05	108.74	107.32	113.25

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	As of and for Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013 (2)	2012 (2)	2011 (2)	2010 (2)

Income Statement Data
Interest income	$64,310	$48,499	$38,201	$27,015	$11,220
Interest expense	8,626	6,650	6,127	5,815	4,976
Net interest income	55,684	41,849	32,074	21,200	6,244
Provision for loan losses	4,814	1,218	2,358	2,846	1,426
Total noninterest income	7,738	21,648	15,051	5,238	1,783
Total noninterest expense	47,232	42,637	33,963	18,027	7,915
Income (loss) before income taxes	11,376	19,642	10,804	5,565	(1,314)
Income tax expense (benefit)	4,652	7,652	(2,304)	-	-
Net income (loss)	6,724	11,990	13,108	5,565	(1,314)

Per Share Data
Net earnings (loss) per share	$0.48	$1.08	$1.29	$0.78	$(0.42)
Diluted net earnings (loss) per share	0.48	1.08	1.28	0.78	(0.42)
Book value per share	11.59	9.97	9.06	7.76	7.72
Tangible book value per share (1)	11.51	9.83	9.00	7.71	7.72

Balance Sheet Data
Total loans (3)	$1,188,522	$1,053,029	$663,634	$549,081	$209,573
Loans originated by C1 Bank (Nonacquired)	840,275	614,613	301,858	169,227	66,038
Loans not originated by C1 Bank (Acquired)	348,247	438,416	361,776	379,854	143,535
Total assets	1,536,691	1,323,371	938,066	729,277	276,101
Total deposits	1,167,502	1,041,043	760,041	557,701	225,601
Borrowings	178,500	153,500	78,300	94,313	19,300
Total stockholders’ equity	186,638	121,814	96,447	74,593	30,076

Selected Performance Metrics
Return on average assets	0.46%	1.08%	1.50%	0.99%	(0.51)%
Return on average equity	4.36%	11.43%	15.63%	10.16%	(5.38)%
Net interest margin	4.28%	4.34%	4.06%	4.15%	2.70%
Efficiency ratio (1)	74.8%	67.5%	77.0%	69.0%	102.3%

Average Equity / Average Assets	10.54%	9.47%	9.61%	9.79%	9.42%
Revenue per average number of employees (1)	$319	$332	$282	$307	$296
Average assets per average number of employees (1)	6,476	5,250	4,604	5,329	5,898

(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — GAAP Reconciliation and Explanation of Non-GAAP Financial Measures.”

(2) Per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014.

(3) Total loans before the deduction of net deferred loan fees and the allowance for loan losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included in Item 8 of Part II of this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included in Item 1A of Part I of this annual report. We assume no obligation to update any of these forward-looking statements.

The following discussion pertains to our historical results on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

Overview

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate, as of December 31, 2014, from 30 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade and Orange Counties. Now the 18th largest bank headquartered in the state of Florida by assets and the 16th largest by equity, having grown both organically and through acquisitions, we are the sixth fastest-growing bank in the country as measured by asset growth.

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

Our common stock is traded on the New York Stock Exchange under the symbol “BNK”.

Overview of Recent Financial Performance and Trends

Our financial performance in 2014 reflects improvements in economic conditions in Florida in the areas in which we operate, the acquisitions we have completed, our progress in restructuring the acquired banks and implementing our banking strategy and other general economic and competitive trends in our markets. As of December 31, 2013, we had completed the integration of all of the Bank’s acquisitions to date. We restructured the management teams of these banks at acquisition date and integrated them under our line of business model and policies and procedures shortly after acquisition. During 2013, we acquired First Community Bank of Southwest Florida. We completed this acquisition on August 2, 2013 and converted them to our core processing platform and merged them together with the Bank on October 19, 2013. During 2012, we acquired The Palm Bank. We completed this acquisition on May 31, 2012 and converted them to our core processing platform and merged them together with the Bank on July 27, 2012.

Our net interest income was $55.7 million, $41.8 million and $32.1 million in the years ended December 31, 2014, 2013 and 2012, respectively. In the years ended December 31, 2014, 2013 and 2012, our net income of $6.7 million, $12.0 million and $13.1 million, respectively, represented a return on average assets, or ROAA, of 0.46%, 1.08% and 1.50%, respectively, and a return on average equity, or ROAE, of 4.36%, 11.43% and 15.63%, respectively. Our ratio of average equity to average assets in the years ended December 31, 2014, 2013 and 2012 was 10.54%, 9.47%, and 9.61%, respectively.

Our assets totaled $1.537 billion and $1.323 billion as of December 31, 2014 and December 31, 2013, respectively. Loans receivable, net as of December 31, 2014 and December 31, 2013 were $1.179 billion and $1.047 billion, respectively. Total deposits were $1.168 billion and $1.041 billion as of December 31, 2014 and December 31, 2013, respectively.

On June 30, 2014, we charged off in-full our only loan under the shared national credit program, or Shared National Credit, in the amount of $4.0 million. We deemed the loan to be uncollectible in June 2014 and the full loan was charged off as we believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain. The related Shared National Credit made all scheduled payments through March 31, 2014. Additionally, the last regulatory Shared National Credit rating indicated a pass rating. A cash flow prediction for the underlying borrower that we received in the second quarter of 2014 showed imminent negative cash flows. The negative cash flow projections along with other events taking place in June 2014 led us to believe that the outstanding balance would not be collected. We hold no other Shared National Credits and have no existing plans to purchase any other Shared National Credits.

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

In connection with the initial public offering, on July 17, 2014, the Board of Directors approved a 7-for-1 reverse stock split of the Company’s common stock, which was approved by the majority shareholders and completed on August 13, 2014. The effect of the split on authorized, issued and outstanding common and preferred shares and income per share has been retroactively applied to all periods presented.

Acquisitions and Comparability to Prior Periods

First Community Bank of Southwest Florida

On August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through a Purchase and Assumption Agreement with the FDIC as receiver, for total cash consideration received from the FDIC of $23.5 million. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in southwest Florida. The Bank includes the results of operations of First Community Bank of Southwest Florida in its income statement beginning August 3, 2013. Consequently, the Bank’s results of operations for the year ended December 31, 2014 are not fully comparable with its results of operations for the year ended December 31, 2013.

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

The Palm Bank

On May 31, 2012, the Bank acquired The Palm Bank for total cash consideration of $5.5 million. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in the Tampa Bay area. The Bank includes The Palm Bank’s results of operations in its incomes statement beginning June 1, 2012. Consequently, the Bank’s results of operations for the year ended December 31, 2013 are not fully comparable with its results of operations for the year ended December 31, 2012.

Acquisition-related costs of approximately $217 thousand are included in the Bank’s income statement as non-interest expense for the year ended December 31, 2012. The acquisition resulted in a bargain purchase gain of $3.5 million as of the acquisition date, primarily as a result of the purchase price being less than the seller’s book value, and the fair value of the net assets acquired exceeding the seller’s book value. After adjustments during the measurement period, the bargain purchase price as of December 31, 2012 was $6.2 million.

Critical Accounting Policies and Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair value of other real estate owned, purchased credit impaired, or PCI, loans, deferred tax assets and fair values of financial instruments are particularly subject to change.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral-dependent loan, the loan is reported net at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of valuation allowance in accordance with the accounting policy for the allowance for loan losses.

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of December 31, 2014, approximately 29% of our loan portfolio consists of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans. During 2013 through 2014, we observed that the economic environment was stable with some signals of economic recovery, both in the United States and in the Florida market in which we operate.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to the other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and loan review process. Each of the adjustment factors is graded on a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk-rating adjustment factor is determined at the loan level, based on the individual risk rating of each loan.

As of December 31, 2014, approximately 71% of our loan portfolio consists of loans originated by C1 Bank from 2010-2014 and as such may not be seasoned. Excluding the charge-off of our only loan under the shared national credit program, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions. For this analysis, we first looked at two- and three-year median loss rates for all U.S. banks, which were 0.18% and 0.23%, respectively, both below loss rates in the C1 Bank originated loan portfolio after factoring in management adjustments. Understanding that the median peer loss rates may not capture specifics of the C1 Bank originated loans, such as profitability, asset growth and geographical location, among others, we performed a regression-based study of credit-loss rates for all commercial banks in the United States over a three-year period ending in 2014. The model incorporated the following variables: amount of past due loans, geography, capitalization, bank age, management, asset size, asset quality, earnings, and credit risk.

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

This peer analysis will affect the determination of our allowance for loan losses, as we will use the highest of the actual losses and the outcome of the analysis as the input for the calculation of the general component of the allowance for loan losses for the C1 Bank originated loans. We completed this analysis during the second quarter of 2014 and it was first used for the calculation of the allowance for loan losses as of June 30, 2014 and from there onwards. The peer analysis will be updated during the first quarter of each year and will be used as an element for the calculation of the allowance for loan losses during that specific year. The purpose of using the highest of actual and peer analysis loss rates is to prevent relying on lower C1 Bank originated loan loss rates, which could actually be caused by an unseasoned portfolio and may not effectively capture the probable incurred losses in the C1 Bank originated loan portion of our portfolio.

Fair Value of Other Real Estate Owned

Other real estate owned (“OREO”) represents assets acquired through foreclosure or other proceedings. Foreclosed assets acquired are initially recorded at fair value at the date of foreclosure less estimated costs to sell, which establishes a new cost basis. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management to ensure that properties recorded in OREO are carried at the lower of cost or fair value less estimated costs of disposal. Valuation allowances are adjusted as necessary. Expenses from the operations of OREO foreclosed assets, net of rental income and changes in the OREO valuation allowance are included in noninterest expense.

Purchased Credit Impaired, or PCI, Loans

As part of our acquisitions, we acquired loans that have evidence of credit deterioration since origination. These acquired loans are recorded at their fair value, such that there is no carryover of the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. We estimate the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards on our financial statements. However, at December 31, 2014 and December 31, 2013, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—JOBS Act.”

Results of Operations

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of our interest-earning assets and interest-bearing liabilities. Net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from accretion of discounts on acquired loans. Our interest-earning assets include loans, securities available for sale and other securities, Federal funds sold and balances at the Federal Reserve Bank, time deposits in other financial institutions, and FHLB stock. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased time deposits and debt. Our interest-bearing liabilities include deposits, advances from the FHLB, and other borrowings.

Year ended December 31, 2014 compared to year ended December 31, 2013

Our net interest income increased 33.1% to $55.7 million in 2014 from $41.8 million in 2013, primarily due to increased average balances of interest-earning assets and an improvement in deposit mix, partially offset by a lower yield on interest-earning assets. Net interest margin in 2014 decreased to 4.28% from 4.34% in 2013. In 2014, average interest-earning assets increased to $1.3 billion from $964.9 million in 2013, primarily due to growth in our loan portfolio resulting from organic loan origination and the full-year effect of the acquisition of First Community Bank of Southwest Florida, combined with increased liquidity driven by deposit growth, additional FHLB borrowings and our initial public offering. The yield on interest-earning assets decreased to 4.94% in 2014 from 5.03% in 2013, primarily due to a lower yield on loans (reflecting a higher effect of accretion income on acquired loans from First Community Bank of Southwest Florida in 2013) and to a higher share of cash as a percentage of average interest-earning assets. Average loans receivable as a percentage of average interest-earning assets decreased from 83.7% in 2013 to 83.4% in 2014, as a result of the Bank’s increased liquidity from deposit growth, additional FHLB borrowings and the initial public offering. Average noninterest-bearing deposits increased by 63.3% to $250.3 million in 2014 (representing 22.1% of total average deposits), from $153.3 million in 2013 (representing 17.4% of total average deposits), resulting in an improvement in the deposit mix of the Bank.

Our cost of interest-bearing liabilities increased 29.7% to $8.6 million in 2014 from $6.7 million in 2013, primarily due to a 24.9% increase in the average balance of interest-bearing liabilities, as the Bank grew its deposit base and borrowings to match its funding needs. In addition, the average rate paid on interest-bearing liabilities increased from 0.79% to 0.82%, primarily driven by an asset/liability management decision of the Bank to borrow longer term from the FHLB and use longer-term brokered time deposits to reduce exposure to increasing interest rates. The cost of interest-bearing deposits increased to 0.68% in 2014 compared to 0.66% in 2013 due to a higher share of time deposits and the use of brokered time deposits, as mentioned previously.

Year ended December 31, 2013 compared to year ended December 31, 2012

Our net interest income increased 30.5% to $41.8 million in 2013 from $32.1 million in 2012, primarily due to increases in average balances of interest-earning assets and an improvement in deposit mix. Net interest margin in 2013 increased to 4.34% from 4.06% in 2012. In 2013, average earning assets increased to $964.9 million from $790.1 million in 2012, primarily due to the growth in our loan portfolio, resulting from organic loan origination, the acquisition of First Community Bank of Southwest Florida and the full-year effect of the acquisition of The Palm Bank. The yield on interest-earning assets increased to 5.03% in 2013 from 4.83% in 2012 because of the improvement in the interest-earning assets mix. Average loans receivable as a percentage of average interest-earning assets increased to 83.7% in 2013 compared to 76.3% in 2012, as a result of the Bank deploying available liquidity to fund loans. Average noninterest-bearing deposits increased by 65.9% to $153.3 million in 2013 (representing 17.4% of total average deposits), from $92.4 million in 2012 (representing 13.3% of total average deposits), resulting in an improvement in the deposit mix of the Bank.

Our cost of interest-bearing liabilities increased 8.5% to $6.7 million in 2013 from $6.1 million in 2012, primarily due to a 21.9% increase in the average balance of interest-bearing liabilities as the Bank continues to grow its deposit base to match its funding needs. This effect was offset in part by a decrease in the average rate paid on interest-bearing liabilities from 0.89% to 0.79%, primarily driven by the Bank allowing the rolling off of higher-priced time deposits and replacing them with lower-rate deposits (resulting in the cost of interest-bearing deposits falling from 0.81% in 2012 to 0.66% in 2013), despite having increased average FHLB advances by borrowing longer term to reduce exposure to increasing interest rates.

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Years ended December 31,
	2014			2013			2012
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,085,832	$63,351	5.83%	$807,173	$47,362	5.87%	$602,510	$35,186	5.84%
Securities available for sale and other securities	452	62	13.76%	45,379	698	1.54%	116,307	2,722	2.34%
Federal funds sold and balances at Federal Reserve Bank	207,010	523	0.25%	105,944	268	0.25%	65,424	162	0.25%
Time deposits in other financial institutions	-	-	0.00%	133	7	5.14%	564	17	2.99%
FHLB stock	8,779	374	4.26%	6,305	164	2.60%	5,304	114	2.15%
Total interest-earning assets	1,302,073	64,310	4.94%	964,934	48,499	5.03%	790,109	38,201	4.83%
Noninterest-earning assets:
Cash and due from banks	39,209			37,940			13,331
Other assets(3)	122,203			104,924			66,762
Total noninterest-earning assets	161,412			142,864			80,093
Total assets	$1,463,485			$1,107,798			$870,202

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$350,592	3,809	1.09%	$262,140	2,948	1.12%	$250,645	3,212	1.28%
Money market	351,844	1,526	0.43%	292,262	1,267	0.43%	223,043	1,170	0.52%
Negotiable order of withdrawal (NOW)	142,588	542	0.38%	139,331	544	0.39%	99,151	412	0.42%
Savings	38,323	86	0.22%	34,994	78	0.22%	28,485	71	0.25%
Total interest-bearing deposits	883,347	5,963	0.68%	728,727	4,837	0.66%	601,324	4,865	0.81%
Other interest-bearing liabilities:
FHLB advances	167,884	2,607	1.55%	112,097	1,753	1.56%	88,010	1,196	1.36%
Other borrowings	2,860	56	1.96%	3,000	60	2.00%	3,010	66	2.19%
Total interest-bearing liabilities	1,054,091	8,626	0.82%	843,824	6,650	0.79%	692,344	6,127	0.89%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	250,268			153,276			92,418
Other liabilities	4,847			5,779			1,816
Stockholders’ equity	154,279			104,919			83,624
Total noninterest-bearing liabilities and stockholders’ equity	409,394			263,974			177,858
Total liabilities and stockholders’ equity	$1,463,485			$1,107,798			$870,202
Interest rate spread (tax-equivalent basis)			4.12%			4.24%			3.94%
Net interest income (tax-equivalent basis)		$55,684			$41,849			$32,074
Net interest margin (tax-equivalent basis)			4.28%			4.34%			4.06%
Average interest-earning assets to average interest-bearing liabilities			123.53%			114.35%			114.12%

(1)	Calculated using daily averages.

(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs of $2.4 million, $1.6 million and $638 thousand in 2014, 2013 and 2012, respectively.

(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31, 2014 Compared to
	Year Ended December 31, 2013
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$16,313	$(324)	$15,989
Securities available for sale and other securities	(1,300)	664	(636)
Federal funds sold and balances at Federal Reserve Bank	255	-	255
Time deposits in other financial institutions	(4)	(3)	(7)
FHLB stock	80	130	210
Total interest income(2)	15,344	467	15,811
Interest expense from deposits and borrowings:
Time deposits	943	(82)	861
Money market deposit accounts	259	-	259
NOW accounts	12	(14)	(2)
Savings deposits	8	-	8
FHLB advances	865	(11)	854
Other borrowings	(3)	(1)	(4)
Total interest expense	2,084	(108)	1,976
Change in net interest income	$13,260	$575	$13,835

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).

(2)	Interest on loans includes net deferred fees and costs of $2.4 million and $1.6 million in 2014 and 2013, respectively.

The increase in the average volume of loans in 2014, as compared to 2013, was primarily due to organic loan origination and the acquisition of First Community Bank of Southwest Florida. The decrease in the average rate on loans in 2014, as compared to 2013, resulted from the impact of higher accretion from loans acquired from First Community Bank of Southwest Florida in 2013. The combined increase in the average volume of loans, net of the decline in the average rate on loans, increased interest income $16.0 million. The net decline in interest income from securities available for sale and other securities was due to our decision to sell all of the securities in the available-for-sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

The increase in the average volume of deposits in 2014, as compared to 2013, was primarily due to organic deposit growth to match the Bank’s funding needs and to deposits acquired from First Community Bank of Southwest Florida. In addition, the average volume of FHLB advances increased due to funding needs. The slight decrease in the average rate on time deposits and FHLB advances in 2014, as compared to 2013, resulted from the rolling off of these instruments at a higher price.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31, 2013 Compared to
	Year Ended December 31, 2012
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$12,008	$168	$12,176
Securities available for sale and other securities	(1,296)	(728)	(2,024)
Federal funds sold and balances at Federal Reserve Bank	102	4	106
Time deposits in other financial institutions	(18)	8	(10)
FHLB stock	24	26	50
Total interest income(2)	10,820	(522)	10,298
Interest expense from deposits and borrowings:
Time deposits	142	(406)	(264)
Money market deposit accounts	323	(226)	97
NOW accounts	158	(26)	132
Savings deposits	16	(9)	7
FHLB advances	360	197	557
Other borrowings	-	(6)	(6)
Total interest expense	999	(476)	523
Change in net interest income	$9,821	$(46)	$9,775

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).

(2)	Interest on loans includes net deferred fees and costs of $1.6 million and $638 thousand in 2013 and 2012, respectively.

The increase in the average volume of loans in 2013, as compared to 2012, was primarily due to organic loan origination and the acquisition of First Community Bank of Southwest Florida, and the increase in the average rate on loans in 2013, as compared to 2012, was primarily due to our continuing to replace acquired banks’ loans with higher-yielding originated loans. The combined increase in the average volume and rate on loans increased interest income $12.2 million. Partially offsetting the increase in interest income due to loans was a $2.0 million decline in interest income due to a lower average volume and rate on securities available for sale and other securities. As previously mentioned, the net decline in interest income from securities available for sale and other securities was due to our decision to sell all of the securities in the available-for-sale portfolio in 2013.

The increase in the average volume of deposits in 2013, as compared to 2012, was primarily due to deposits acquired from First Community Bank of Southwest Florida and to organic deposit growth to match the Bank’s funding needs. In addition, the increase in the average volume of FHLB advances was due to funding needs. The decline in the average rate on deposits in 2013, as compared to 2012, was primarily due to the Bank’s deposit mix improvement, allowing the rolling off of higher-priced time deposits and replacing them with lower-rate deposits.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable incurred losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Year ended December 31, 2014 compared to year ended December 31, 2013

Our provision for loan losses increased to $4.8 million in 2014 from $1.2 million in 2013. This amount was primarily driven by $2.9 million expense to replenish net charge offs (including the $4.0 million charge off of our only Shared National Credit on June 30, 2014 and $1.3 million in other charge-offs mainly related to acquired loans, partially offset by $2.4 million in gross recoveries). Our provision for 2014 also included $1.6 million of allowance for new loans funded during 2014, an addition of $0.5 million to the general reserves related to existing loans (mainly driven by the adoption of the peer analysis and change in management adjustment factors related to C1 Bank originated loans during 2014, and partially offset by a reduction in the allowance for performing acquired loans as balances roll off) and a $0.2 million reversal related to a change in specific reserves for impaired and purchased credit impaired loans. Our provision for loan losses for 2013 was mainly driven by net charge-offs of $620 thousand and growth in originated loans during the period.

Year ended December 31, 2013 compared to year ended December 31, 2012

Our provision for loan losses decreased to $1.2 million in 2013 from $2.4 million in 2012, primarily due to a reduction in loan charge-offs. Net loan charge-offs were $620 thousand in 2013 and $5.3 million in 2012. The provision for loan losses in 2013 reflected charge-offs of $2.6 million and recoveries of $2.0 million and was driven primarily by loan growth.

Noninterest Income

Noninterest income includes gain on sale of securities, gain on sale of loans, service charges and fees, bargain purchase gain, gain on sale of other real estate owned, net, bank-owned life insurance, mortgage banking fees and other noninterest income.

Year ended December 31, 2014 compared to the year ended December 31, 2013

Noninterest income decreased to $7.7 million in 2014 from $21.6 million in 2013, primarily due to a $13.5 million bargain purchase gain and a $1.9 million gain on the early redemption of FHLB advances (included in other noninterest income) recorded in 2013. Gain on sale of loans increased 116.6% to $2.5 million in 2014 from $1.2 million in 2013, and service charges and fees increased 18.0% to $2.2 million in 2014 from $1.9 million in 2013. The increase in the gain on sale of loans was due primarily to a strong demand for SBA loans in the secondary market and the increase in service charges and fees was due primarily to the growth in deposit accounts and balances. Gains on sales of OREO increased $363 thousand, which reflected our continued effort to sell properties. These increases were offset in part by a $543 thousand decrease in mortgage banking fees, primarily due to the Bank exiting residential real estate loan originations for sale in the secondary market in early 2014.

The following table sets forth the components of noninterest income for the periods indicated:

	Years ended December 31,
	2014	2013
	(in thousands)
Gains on sales of securities	$241	$305
Gains on sales of loans	2,532	1,169
Service charges and fees	2,240	1,898
Bargain purchase gain	48	13,462
Gains on sales of other real estate owned, net	1,049	686
Bank-owned life insurance	160	173
Mortgage banking fees	47	590
Other noninterest income	1,421	3,365
Total noninterest income	$7,738	$21,648

Year ended December 31, 2013 compared to year ended December 31, 2012

Noninterest income increased 43.8% to $21.6 million in 2013 from $15.1 million in 2012, primarily due to a $7.2 million, or 115.9% increase in bargain purchase gain, a $0.8 million, or 69.6% increase in service charges and fees and a $0.2 million, or 50.8% increase in gain on sale of other real estate owned. The increase in bargain purchase gain was due to the bargain purchase gain of $13.5 million recorded for the purchase of First Community Bank of Southwest Florida in 2013, as compared to the bargain purchase gain of $6.2 million for the purchase of The Palm Bank in 2012. The increase in service charges and fees in 2013 was due primarily to the growth in deposit accounts and balances, and the gain on sale of other real estate owned was due primarily to improving market conditions, which allowed for real estate owned properties to be sold above their net carrying value. These increases were offset in part by a $2.7 million, or 90.0% decrease in gain on sale of securities, due primarily to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into cash and eventually loans.

The following table sets forth the components of noninterest income for the periods indicated:

	Years ended December 31,
	2013	2012
	(in thousands)
Gains on sales of securities	$305	$3,035
Gains on sales of loans	1,169	1,170
Service charges and fees	1,898	1,119
Bargain purchase gain	13,462	6,235
Gains on sales of other real estate owned, net	686	455
Bank-owned life insurance	173	206
Mortgage banking fees	590	590
Other noninterest income	3,365	2,241
Total noninterest income	$21,648	$15,051

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, other real estate owned related expense and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest expense increased 10.8% to $47.2 million in 2014 from $42.6 million in 2013, primarily due to a $1.3 million, or 7.9% increase in salaries and employee benefits, an $875 thousand, or 24.1% increase in occupancy expense and an $825 thousand, or 44.8% increase in furniture and equipment. The increase in noninterest expense in each of these areas related primarily to our acquisition of First Community Bank of Southwest Florida in 2013 and to the increased scale of our operations, including the opening of our banking centers in Miami, Sarasota, Coral Gables and Miami Beach in January, May, October and November 2014, respectively. OREO valuation allowance expense increased $1.6 million to $3.3 million in 2014 from $1.7 million in 2013. Included in the OREO valuation allowance expense for 2014 was $2.1 million in expenses due to appraisals of OREO associated with the purchase of First Community Bank of Southwest Florida. As the FDIC-assisted acquisition of First Community Bank of Southwest Florida took place just over one year ago, management re-appraised many properties to ensure that they continued to be held at the lower of cost or fair value at year-end 2014. These increases in noninterest expense were partially offset by a $1.0 million decrease in merger related expenses that were incurred in 2013 for the acquisition of First Community Bank of Southwest Florida.

The following table sets forth the components of noninterest expenses for the periods indicated:

	Years ended December 31,
	2014	2013
	(in thousands)
Salaries and employee benefits	$18,360	$17,015
Occupancy expense	4,505	3,630
Furniture and equipment	2,666	1,841
Regulatory assessments	1,467	1,096
Network services and data processing	3,819	3,402
Printing and office supplies	389	481
Postage and delivery	255	256
Advertising and promotion	3,546	3,422
Other real estate owned related expense	2,168	2,163
Other real estate owned-valuation allowance	3,331	1,739
Amortization of intangible assets	498	434
Professional fees	2,920	2,785
Loan collection expenses	458	710
Merger related expenses	-	1,010
Other noninterest expense	2,850	2,653
Total noninterest expense	$47,232	$42,637

In 2014 and 2013, our efficiency ratio was 74.8% and 67.5%, respectively. The efficiency ratio was positively impacted in 2013 by the $13.5 million bargain purchase gain on the acquisition of First Community Bank of Southwest Florida. We also track closely average assets per employee and annualized revenue per employee, as measures of efficiency. Average assets per employee were $6.5 million in 2014 as compared to $5.2 million in 2013, which reflected our continued growth in the balance sheet, while annualized revenue per employee was $319 thousand in 2014 as compared to $332 thousand in 2013, impacted in 2013 by the $13.5 million bargain purchase gain on the acquisition of First Community Bank of Southwest Florida.

Year ended December 31, 2013 compared to year ended December 31, 2012

Noninterest expense increased 25.5% to $42.6 million in 2013 from $34.0 million in 2012, primarily due to a $2.7 million, or 19.1% increase in salaries and employee benefits, a $1.4 million, or 67.8% increase in network services and data processing, a $1.2 million, or 217.3% increase in other real estate owned-valuation allowance expense and a $1.0 million, or 40.2% increase in occupancy expense. The increase in noninterest expense in each of these areas related primarily to our acquisition of First Community Bank of Southwest Florida in 2013 and higher employee, information technology, and occupancy expense in connection with the increased scale of our operations. The increase in network services and data processing was also driven by our focus on development of technology to improve productivity and enhance customer experience. The increase in valuation allowance expense was driven by the revaluation of foreclosed properties we held. Advertising expense increased 20.9% to $3.4 million in 2013 from $2.8 million in 2012, as we continued to establish new partnerships with local sports teams in an effort to differentiate us from our competitors.

The following table sets forth the components of noninterest expenses for the periods indicated:

	Years ended December 31,
	2013	2012
	(in thousands)
Salaries and employee benefits	$17,015	$14,281
Occupancy expense	3,630	2,590
Furniture and equipment	1,841	1,567
Regulatory assessments	1,096	798
Network services and data processing	3,402	2,027
Printing and office supplies	481	398
Postage and delivery	256	221
Advertising and promotion	3,422	2,830
Other real estate owned related expense	2,163	1,495
Other real estate owned-valuation allowance	1,739	548
Amortization of intangible assets	434	404
Professional fees	2,785	3,106
Loan collection expenses	710	1,051
Merger related expenses	1,010	905
Other noninterest expense	2,653	1,742
Total noninterest expense	$42,637	$33,963

In 2013 and 2012, our efficiency ratio was 67.5% and 77.0%, respectively. The efficiency ratio improved in 2013 primarily due to an increase in net interest income driven by higher average loan balances, and higher noninterest income resulting from the bargain purchase gain on the acquisition of First Community Bank of Southwest Florida. Our average assets per employee and annualized revenue per employee in 2013 were $5.2 million and $332 thousand as compared to $4.6 million and $282 thousand in 2012, primarily due to the growth in average loans in 2013 as compared to 2012 and to a higher bargain purchase gain from the acquisition of First Community Bank of Southwest Florida in 2013.

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

Year ended December 31, 2014 compared to year ended December 31, 2013

In 2014, we recorded income tax expense of $4.7 million, compared to income tax expense of $7.7 million in 2013. The decrease in income tax expense was due primarily to our lower income before taxes. The effective income tax rate was 40.9% for 2014, higher than the effective tax rate of 39.0% for 2013 mainly due to our nondeductible expenses representing a larger share of pre-tax income in 2014. As of December 31, 2014, the Company had Federal and state net operating loss carryforwards of approximately $3.8 million and $7.8 million, respectively. The Federal and state carryforwards begin to expire in 2029.

Year ended December 31, 2013 compared to year ended December 31, 2012

In 2013, we recorded income tax expense of $7.7 million, compared to income tax benefit of $2.3 million in 2012. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 2012, management determined that the previously recognized valuation allowance was not necessary given recent profitability and growth. Because management concluded that it was more likely than not that the net deferred tax asset would be realized, the valuation allowance was reversed in 2012. This reversal reduced income taxes by $4.4 million in 2012.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Year ended December 31, 2014 compared to year ended December 31, 2013

In 2014, our net income of $6.7 million, or $0.48 basic and diluted net income per common share, represented an ROAA of 0.46% and an ROAE of 4.36%. Our average equity-to-assets ratio in 2014 was 10.54%. For 2013, our net income of $12.0 million, or $1.08 basic and diluted net income per common share, represented an ROAA of 1.08% and an ROAE of 11.43%. Our average equity-to-assets ratio in 2013 was 9.47%.

Year ended December 31, 2013 compared to year ended December 31, 2012

In 2013, our net income of $12.0 million, or $1.08 basic and diluted net income per common share, represented an ROAA of 1.08% and an ROAE of 11.43%. Our equity-to-assets ratio in 2013 was 9.47%. For 2012, our net income of $13.1 million, or $1.29 basic and $1.28 diluted net income per common share, represented an ROAA of 1.50% and an ROAE of 15.63%. Our equity-to-assets ratio in 2012 was 9.61%.

Financial Condition

Our assets totaled $1.537 billion and $1.323 billion at December 31, 2014 and December 31, 2013, respectively. Loans receivable, net as of December 31, 2014 and December 31, 2013 were $1.179 billion and $1.047 billion, respectively. Total deposits were $1.168 billion and $1.041 billion as of December 31, 2014 and December 31, 2013, respectively. Total liabilities, consisting of deposits, FHLB advances, other borrowings, and other liabilities totaled $1.350 billion and $1.202 billion as of December 31, 2014 and December 31, 2013, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2014 were primarily due to organic growth and the initial public offering completed on August 13, 2014.

Stockholders’ equity was $186.6 million and $121.8 million as of December 31, 2014 and December 31, 2013, respectively. The increase in stockholders’ equity in 2014 was primarily due to $15.6 million of new capital raised during the first six months of 2014, $42.3 million of new capital raised as a result of the initial public offering completed on August 13, 2014, and $6.7 million of net income earned during 2014.

We have not paid any dividends on our common stock since inception, and we currently anticipate that all available funds in stockholders’ equity will be used for the operation and expansion of our business, and not for the payment of cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions.

Loans

Our loan portfolio is our primary earning asset. Our strategy is to grow the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our credit policies and that produce revenues consistent with our financial objectives. We originate Small Business Administration (“SBA”) loans which may be sold on the secondary market depending on loan terms and market conditions.

Loans by Type

The following table sets forth the carrying amounts of our loan portfolio by principal types as of the dates indicated.

	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Real estate:
Residential	$224,416	18.9	$196,238	18.7	$151,650	22.9	$161,172	29.4	$24,483	11.7
Commercial	723,577	60.9	636,238	60.4	366,431	55.1	281,451	51.3	143,398	68.4
Construction	107,436	9.0	90,974	8.6	59,419	9.0	30,992	5.6	14,373	6.9
Total real estate	1,055,429	88.8	923,450	87.7	577,500	87.0	473,615	86.3	182,254	87.0
Commercial	75,360	6.3	85,511	8.1	66,828	10.1	54,454	9.9	24,590	11.7
Consumer	57,733	4.9	44,068	4.2	19,306	2.9	21,012	3.8	2,729	1.3
Total loans	1,188,522	100.0	1,053,029	100.0	663,634	100.0	549,081	100.0	209,573	100.0
Less:
Net deferred loan fees	(4,142)		(2,880)		(831)		(109)		(97)
Allowance for loan losses	(5,324)		(3,412)		(2,814)		(5,792)		(3,984)
Loans receivable, net	$1,179,056		$1,046,737		$659,989		$543,180		$205,492

As of December 31, 2014 and December 31, 2013, 88.8% and 87.7%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
As of December 31, 2014
Real estate:
Residential	$21,030	$76,262	$127,124	$224,416
Commercial	91,071	368,497	264,009	723,577
Construction	22,140	51,022	34,274	107,436
Total real estate	134,241	495,781	425,407	1,055,429
Commercial	20,325	32,425	22,610	75,360
Consumer	1,279	42,108	14,346	57,733
Total loans	$155,845	$570,314	$462,363	$1,188,522

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
As of December 31, 2013
Real estate:
Residential	$17,176	$59,638	$119,424	$196,238
Commercial	75,665	328,236	232,337	636,238
Construction	19,625	33,447	37,902	90,974
Total real estate	112,466	421,321	389,663	923,450
Commercial	24,952	39,195	21,364	85,511
Consumer	1,540	33,317	9,211	44,068
Total loans	$138,958	$493,833	$420,238	$1,053,029

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
As of December 31, 2014
Real estate:
Residential	$63,395	$161,021	$224,416
Commercial	306,928	416,649	723,577
Construction	31,569	75,867	107,436
Total real estate	401,892	653,537	1,055,429
Commercial	37,312	38,048	75,360
Consumer	10,522	47,211	57,733
Total loans	$449,726	$738,796	$1,188,522

As of December 31, 2013
Real estate:
Residential	$54,699	$141,539	$196,238
Commercial	275,697	360,541	636,238
Construction	18,487	72,487	90,974
Total real estate	348,883	574,567	923,450
Commercial	34,492	51,019	85,511
Consumer	15,877	28,191	44,068
Total loans	$399,252	$653,777	$1,053,029

As part of our asset/liability management conservative strategy, we rarely offer fixed-rate loans with maturity above five years. As of December 31, 2014, less than 3.0% of our total loans (and 1.1% of the loans in our originated loan portfolio) are fixed-rate with a maturity over 5 years. As of December 31, 2014, 62.2% of our total loans (and 58.5% of the loans in our originated loan portfolio) is made up of variable-rate loans. The fixed-rate portion of our originated portfolio has a weighted average time to maturity of 2.9 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and variable interest rate loans as of December 31, 2014:

	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
As of December 31, 2014
Maturity
One year or less	$55,844	$100,001	$155,845
One to five years	363,767	206,547	570,314
More than five years	30,115	432,248	462,363
Total loans	$449,726	$738,796	$1,188,522

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the year ended December 31, 2014, we originated a total of $488.7 million of new loans, including $432.0 million of real estate loans ($54.0 million, $213.1 million and $164.9 million of which were residential, commercial and construction real estate loans, respectively), $50.0 million of commercial loans, and $6.6 million of consumer loans. As of December 31, 2014, the average loan outstanding size in our originated portfolio was $913 thousand. For the year ended December 31, 2013, we originated a total of $417.6 million of new loans, including $330.1 million of real estate loans ($45.3 million, $209.1 million and $75.7 million of which were residential, commercial and construction real estate loans, respectively), $58.8 million of commercial loans, and $28.6 million of consumer loans.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New loan originations
Real estate:
Residential	$53,982	11.1	$45,345	10.9
Commercial	213,124	43.5	209,063	50.1
Construction	164,923	33.8	75,683	18.1
Total real estate	432,029	88.4	330,091	79.1
Commercial	50,042	10.2	58,842	14.0
Consumer	6,596	1.4	28,634	6.9
Total loans	$488,667	100.0	$417,567	100.0

The total loan origination amount for 2014 reflected strong organic growth in our core markets.

In addition to growing organically, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number and balance of loans outstanding. We acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of December 31, 2014 and December 31, 2013, the breakdown of our portfolio by originating bank was as follows:

	As of December 31, 2014
	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$840,275	70.7
Community Bank of Manatee	64,121	5.4
First Community Bank of America	136,476	11.5
The Palm Bank	24,073	2.0
First Community Bank of Southwest Florida	123,577	10.4
Total loans	$1,188,522	100.0

	As of December 31, 2013
	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$614,613	58.4
Community Bank of Manatee	82,720	7.9
First Community Bank of America	169,149	16.0
The Palm Bank	37,578	3.6
First Community Bank of Southwest Florida	148,969	14.1
Total loans	$1,053,029	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of nonperforming assets as rapidly as possible. In total, our originated loan portfolio has experienced only $4.0 million in losses since the December 2009 recapitalizing investment, of which $3.9 million related to the $4.0 million full charge-off of our only Shared National Credit in June 2014, net of a $148 thousand recovery collected in the third quarter of 2014. See “—Overview of Recent Financial Performance and Trends”.

For certain of the loans acquired from First Community Bank of Southwest Florida and The Palm Bank, there was evidence at acquisition of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2014 and December 31, 2013 was as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Outstanding balance	$38,831	$44,171
Carrying amount, net of allowance of $92 and $436	28,081	32,783

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

December 31, 2013
(in thousands)
Contractually required payments receivable of loans purchased during the year (assuming no prepayments)	$35,650
Cash flows expected to be collected at acquisition	$24,030
Fair value of acquired loans at acquisition	$20,901

Accretable yield, or income expected to be collected was $2.4 million and $3.1 million at December 31, 2014 and December 31, 2013, respectively.

Foreign Outstandings

We have made commercial loans to three Brazilian corporations, which at December 31, 2014 and at the end of the last three fiscal years exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances at December 31, 2014 and December 31, 2013, of $44.0 million and $44.8 million, representing 2.9% and 3.4% of our total assets, respectively. Loans to foreign borrowers are made in accordance with our credit policy and procedures. The responsible loan officer follows up frequently with these borrowers to ensure proper loan servicing, including annual site visits that are conducted to inspect operations and collateral. Two of the loans are secured by a first lien on farmland appraised at $80.8 million, of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank. Another loan is secured by a first lien on farmland appraised at $79.5 million and the final loan is secured by closely held stock. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil.

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

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of December 31, 2014 and December 31, 2013, there were $20.9 million and $23.8 million, respectively, in nonperforming loans. If such nonperforming loans would have been current during the years ended December 31, 2014 and 2013, we would have recorded an additional $1.1 million and $1.1 million of interest income, respectively. No interest income from nonperforming loans was recognized for the years ended December 31, 2014 and 2013.

As of December 31, 2014 and December 31, 2013, we had no accruing loans that were contractually past due 90 days or more as to principal and interest, and as of each respective date, we had two and three troubled debt restructurings totaling $906 thousand and $980 thousand, respectively.

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

Loans totaling $28.3 million and $33.7 million were classified substandard under the Bank’s policy at December 31, 2014 and 2013, respectively. The decrease in December 31, 2014 when compared to December 31, 2013 was mainly due to the work out of substandard loans as the Bank focuses its efforts in resolving nonperforming assets through foreclosure. The following tables set forth information related to the credit quality of our loan portfolio at December 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Total
	(in thousands)
As of December 31, 2014
Real estate:
Residential	$215,998	$2,405	$6,013	$224,416
Commercial	686,197	17,960	19,420	723,577
Construction	105,027	1,357	1,052	107,436
Total real estate	1,007,222	21,722	26,485	1,055,429
Commercial	73,321	311	1,728	75,360
Consumer	57,568	61	104	57,733
Total loans	$1,138,111	$22,094	$28,317	$1,188,522

	Pass	Special Mention	Substandard	Total
	(in thousands)
As of December 31, 2013
Real estate:
Residential	$186,169	$3,950	$6,119	$196,238
Commercial	587,243	24,981	24,014	636,238
Construction	87,512	2,012	1,450	90,974
Total real estate	860,924	30,943	31,583	923,450
Commercial	82,860	569	2,082	85,511
Consumer	43,654	406	8	44,068
Total loans	$987,438	$31,918	$33,673	$1,053,029

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. As of December 31, 2014 and December 31, 2013, we held $34.9 million and $41.0 million of OREO, respectively.

In our loan review process, we seek to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and OREO to total assets as of the dates indicated, and certain other related information.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands, except %)
Total nonperforming loans	$20,894	$23,782	$23,315	$24,187	$8,466
OREO	34,916	41,049	19,027	14,338	3,347
Total nonperforming loans as a percentage of total loans	1.76%	2.26%	3.51%	4.40%	4.04%
Total nonperforming assets as a percentage of total assets	3.63%	4.90%	4.51%	5.28%	4.28%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.00%	0.00%	0.00%	0.00%	0.00%
Loans restructured as troubled debt restructurings	906	980	2,124	2,952	3,743
Troubled debt restructurings as a percentage of total loans	0.08%	0.09%	0.32%	0.54%	1.79%

As a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $2.4 million, $2.0 million and $1.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

A significant portion of our nonperforming assets is represented by OREO from acquired banks (or resulting from the foreclosure of acquired loans). Realized gains on sale of OREO of $1.0 million, $686 thousand and $455 thousand have been recorded in noninterest income in the years ended December 31, 2014, 2013 and 2012, respectively. Valuation allowance expense related to OREO of $3.3 million, $1.7 million and $548 thousand have been recorded in noninterest expense in the years ended December 31, 2014, 2013 and 2012, respectively, and OREO holding related expense of $2.2 million, $2.2 million and $1.5 million have been recorded in noninterest expense in the years ended December 31, 2014, 2013 and 2012, respectively.

Allowance for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable incurred losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Among the material estimates required to establish the allowance are loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral, and determination of the loss factors to be applied to the various elements of the portfolio.

Our allowance for loan losses consists of two components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with Accounting Standards Codification 310, or ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 450 (“nonimpaired loans”). This component is calculated for all nonimpaired loans on a collective basis in accordance with ASC 450. For additional discussion on our calculation of allowance for loan losses, see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses” and notes 1 and 6 in the notes to our audited financial statements.

The nonperforming loans related to acquired banks were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans originated by C1 Bank.

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below.

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands, except %)
Real estate:
Residential	$820	18.9	$439	18.7	$523	22.9	$1,455	29.4	$268	11.7
Commercial	3,423	60.9	1,860	60.4	1,337	55.1	1,969	51.3	1,929	68.4
Construction	416	9.0	241	8.6	251	9.0	1,233	5.6	621	6.9
Total real estate	4,659	88.8	2,540	87.7	2,111	87.0	4,657	86.3	2,818	87.0
Commercial	373	6.3	537	8.1	399	10.1	885	9.9	1,117	11.7
Consumer	292	4.9	335	4.2	304	2.9	250	3.8	49	1.3
Total allowance for loan losses	$5,324	100.0	$3,412	100.0	$2,814	100.0	$5,792	100.0	$3,984	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	For the years ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan loss at beginning of period	$3,412	$2,814	$5,792	$3,984	$6,451
Charge-offs:
Residential real estate	(304)	(506)	(3,094)	(927)	(133)
Commercial real estate	(430)	(940)	(752)	(939)	(2,839)
Construction	(51)	(120)	(1,763)	(29)	(1,000)
Commercial	(4,163)	(918)	(965)	(438)	(298)
Consumer	(347)	(180)	(240)	(179)	(18)
Total charge-offs	(5,295)	(2,664)	(6,814)	(2,512)	(4,288)
Recoveries:
Residential real estate	1,100	1,012	347	547	42
Commercial real estate	351	181	268	394	23
Construction	472	317	422	112	282
Commercial	414	330	355	352	48
Consumer	56	204	86	69	-
Total recoveries	2,393	2,044	1,478	1,474	395
Net charge-offs	(2,902)	(620)	(5,336)	(1,038)	(3,893)
Provision for loan losses	4,814	1,218	2,358	2,846	1,426
Allowance for loan loss at end of period	$5,324	$3,412	$2,814	$5,792	$3,984
Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.08%	0.88%	0.26%	2.06%
Allowance for loan loss as a percentage of total loans at end of period	0.45	0.32	0.42	1.05	1.90
Allowance for loan loss as a percentage of nonperforming loans	25.48	14.35	12.07	23.95	47.06

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of December 31, 2014 and December 31, 2013 were $1.168 billion and $1.041 billion, respectively. Our growth in deposits in 2014 was due primarily to our organic growth efforts by our banking centers and marketing team to expand our client reach, including the opening of our branches in Miami Wynwood in January, downtown Sarasota in May, Coral Gables in October and Miami Beach in November 2014.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated.

	As of December 31,
	2014		2013		2012		2011
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Noninterest-bearing demand	$278,543	23.9	$194,383	18.7	$108,862	14.3	$66,277	11.9
Interest-bearing demand/NOW	140,598	12.0	138,765	13.3	131,562	17.3	39,324	7.1
Money market and savings	435,105	37.3	362,591	34.8	277,775	36.6	222,477	39.9
Time	313,256	26.8	345,304	33.2	241,842	31.8	229,623	41.1
Total deposits	$1,167,502	100.0	$1,041,043	100.0	$760,041	100.0	$557,701	100.0
Time Deposits
0.00 - 0.50%	$25,294	8.1	$37,201	10.8	$29,760	12.3	$22,033	9.6
0.51 - 1.00%	77,480	24.7	94,229	27.3	54,237	22.4	45,640	19.9
1.01 - 1.50%	160,808	51.3	159,770	46.3	86,992	36.0	63,692	27.7
1.51 - 2.00%	27,813	8.9	23,652	6.8	28,963	12.0	37,982	16.5
2.01 - 2.50%	11,160	3.6	15,595	4.5	21,098	8.7	27,305	11.9
Above 2.50%	10,701	3.4	14,857	4.3	20,792	8.6	32,971	14.4
Total time deposits	$313,256	100.0	$345,304	100.0	$241,842	100.0	$229,623	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of December 31, 2014
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$48,262	$22,535	$70,797
Over Three to Six	33,493	21,831	55,324
Over Six to Twelve	22,783	25,137	47,920
Over Twelve	79,180	60,035	139,215
Total	$183,718	$129,538	$313,256

	As of December 31, 2013
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$13,182	$22,481	$35,663
Over Three to Six	12,001	16,176	28,177
Over Six to Twelve	26,148	30,702	56,850
Over Twelve	141,349	83,265	224,614
Total	$192,680	$152,624	$345,304

As of December 31, 2014 and December 31, 2013, we had brokered deposits of $17.0 million and $4.1 million, respectively.

Investment Securities

We did not carry any balance of investment securities as of December 31, 2104 and December 31, 2013 due to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or by entering into client purchase agreements. We also use these sources of funds as part of our asset/liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of December 31, 2014, we had $178.5 million outstanding in advances from the FHLB with the following average rates and maturities:

	As of December 31, 2014
	Amount	% of total	Average rate (%)
Maturity year:
2015	$34,500	19.4	1.77%
2016	32,000	17.9	1.66%
2017	12,000	6.7	2.13%
2018	45,000	25.2	1.52%
2019	45,000	25.2	1.98%
2023	10,000	5.6	2.70%
Total	$178,500	100.0	1.82%

Bank-Owned Life Insurance

We purchased $35.0 million of bank-owned life insurance in December 2014, which increased our investment to $43.9 million at December 31, 2014 compared to $8.7 million at December 31, 2013. This purchase allowed us to deploy excess cash, and will enhance noninterest income once fully invested and offset the rising costs of employee benefits. Included in the balance at December 31, 2014 and December 31, 2013 was $8.9 million and $8.7 million, respectively, arising from the acquisition of First Community Bank of America in 2011. These policies are on former officers of the acquired bank.

Liquidity and Capital Resources

Liquidity Management

We are expected to maintain adequate liquidity at the Bank. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We manage liquidity based upon policy limits set by the board of directors and cash flow modeling. To maintain adequate liquidity, we also monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, model liquidity stress scenarios and develop contingency plans, and identify alternative back-up sources of liquidity. The liquidity reserve may consist of cash on hand, cash on demand in deposits with correspondent banks, cash equivalents such as federal funds sold, United States securities or securities guaranteed by the United States, and other investments. In addition, we have a fed funds line of $25 million with our correspondent bank and available borrowing capacity with the Federal Home Loan Bank based upon our collateral position. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands.

As of December 31, 2014, we held cash equal to 15.5% of total deposits and borrowings due in less than 12 months, which represented approximately $51 million of liquidity in excess of our target of 10.0%.

We intend to use the net proceeds from our initial public offering and current excess liquidity and capital for general corporate purposes, including loan growth as well as opportunistic acquisitions.

Capital Management

We manage capital to comply with our internal planning targets and regulatory capital standards. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to risk-weighted assets and Tier 1 capital to average total adjusted assets (the leverage ratio).

As of December 31, 2014 and December 31, 2013, we had a 10.54% and 9.47% equity-to-assets ratio (average equity divided by average total assets), respectively. As of December 31, 2014 and December 31, 2013, we had a Tier 1 capital to risk-weighted assets ratio of 14.33% and 10.62%, respectively, and a Tier 1 leverage ratio of 11.95% and 9.36%, respectively. The higher capital ratios at December 31, 2014 when compared to December 31, 2013 were primarily due to the net proceeds from the initial public offering.

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the FDIC and believe the Company is prepared to meet the new requirements after full adoption of the Basel III Notice of Proposed Rulemaking.

The Company’s and Bank's actual and required capital ratios as of December 31, 2014, 2013 and 2012 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
	(in thousands, except %)
December 31, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$129,415	10.00%
C1 Bank	190,019	14.68%	103,523	8.00%	129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%	77,649	6.00%
C1 Bank	184,695	14.27%	51,762	4.00%	77,642	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%	77,562	5.00%
C1 Bank	184,695	11.91%	62,045	4.00%	77,556	5.00%

December 31, 2013
Total capital to risk-weighted assets
C1 Financial, Inc.	$124,020	10.97%	$90,407	8.00%	$113,008	10.00%
C1 Bank	124,020	10.97%	90,407	8.00%	113,008	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	120,008	10.62%	45,203	4.00%	67,805	6.00%
C1 Bank	120,008	10.62%	45,203	4.00%	67,805	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	120,008	9.36%	51,292	4.00%	64,115	5.00%
C1 Bank	120,008	9.36%	51,292	4.00%	64,115	5.00%

December 31, 2012
Total capital to risk-weighted assets
C1 Financial, Inc.	$97,843	12.54%	$62,404	8.00%	$78,005	10.00%
C1 Bank	97,843	12.54%	62,404	8.00%	78,005	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	93,828	12.03%	31,202	4.00%	46,803	6.00%
C1 Bank	93,828	12.03%	31,202	4.00%	46,803	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	93,828	10.21%	36,773	4.00%	45,966	5.00%
C1 Bank	93,828	10.21%	36,773	4.00%	45,966	5.00%

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements and contractual obligations at December 31, 2014 and December 31, 2013 are summarized in the table that follows:

	Amount of Commitment Expiration Per Period as of December 31, 2014
	Total Amounts Committed	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years
	(in thousands)

Unused lines of credit	$39,630	$12,808	$10,778	$6,340	$9,704
Standby letters of credit	1,540	-	1,473	67	-
Commitments to fund loans	147,879	17,080	65,402	26,838	38,559
Total	$189,049	$29,888	$77,653	$33,245	$48,263

	Amount of Commitment Expiration Per Period as of December 31, 2013
	Total Amounts Committed	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years
	(in thousands)

Unused lines of credit	$62,535	$28,748	$3,885	$13,947	$15,955
Standby letters of credit	1,976	1,503	473	—	—
Commitments to fund loans	46,575	3,466	20,658	11,352	11,099
Total	$111,086	$33,717	$25,016	$25,299	$27,054

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $189.0 million and $111.1 million as of December 31, 2014 and December 31, 2013, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

We believe the likelihood of our standby letters of credit and unused lines of credit either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have cash and available borrowing capacity from various sources to meet these requirements.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table represents the largest contractual obligations as of December 31, 2014:

	As of December 31, 2014
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)

Deposits without stated maturity	$854,246	$854,246	$-	$-	$-
Time deposits	313,256	174,041	112,503	22,498	4,214
FHLB and other borrowings	178,500	34,500	44,000	90,000	10,000
Operating lease obligations	15,724	1,277	1,837	1,512	11,098
Total	$1,361,726	$1,064,064	$158,340	$114,010	$25,312

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, at December 31, 2014, December 31, 2013 and December 31, 2012, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities. In the event we choose to delay adoption of future accounting pronouncements applicable to public companies, our consolidated financial statements as of a particular date and for a particular period in the future may not be comparable to the financial statements as of such date and for such period of a public company situated similarly to us that is neither an emerging growth company nor an emerging growth company that has opted out of the extended transition period. Such financial statements of the other company may be prepared in conformity with new or revised accounting standards then applicable to public companies, but not to private companies, while, if we are then in the extended transition period, our consolidated financial standards would not be prepared in conformity with such new or revised accounting standards. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of nonemerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

GAAP Reconciliation and Explanation of Non-GAAP Financial Measures

(In thousands, except per share and employee data)

Some of the financial measures included in this Annual Report on Form 10-K are not measures of financial performance recognized by GAAP. We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition and results of operations computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP measures that other companies use. The following tables provide a more detailed analysis of these non-GAAP financial measures.

	As of and for Years Ended December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)

Loan loss reserves
Allowance for loan losses	$5,324	$3,412	$2,814	$5,792	$3,984
Acquired performing loans discount	3,532	4,831	3,595	5,918	-
Total	$8,856	$8,243	$6,409	$11,710	$3,984
Loans receivable, gross	$1,188,522	$1,053,029	$663,634	$549,081	$209,573
Allowance for loan losses to total loans receivable	0.45%	0.32%	0.42%	1.05%	1.90%
Allowance plus performing loans discount to total loans receivable	0.75%	0.78%	0.97%	2.13%	1.90%

Efficiency ratio
Noninterest expense	$47,232	$42,637	$33,963	$18,027	$7,915
Taxable-equivalent net interest income	$55,684	$41,849	$32,074	$21,200	$6,244
Noninterest income	$7,738	$21,648	$15,051	$5,238	$1,783
Gain on sale of securities	(241)	(305)	(3,035)	(294)	(292)
Adjusted noninterest income	$7,497	$21,343	$12,016	$4,944	$1,491
Efficiency ratio	74.8%	67.5%	77.0%	69.0%	102.3%

Revenue and average assets per average number of employees
Interest income	$64,310	$48,499	$38,201	$27,015	$11,220
Noninterest income	7,738	21,648	15,051	5,238	1,783
Total revenue	$72,048	$70,147	$53,252	$32,253	$13,003
Total revenue annualized	$72,048	$70,147	$53,252	$32,253	$13,003
Total average assets	$1,463,485	$1,107,798	$870,202	$559,522	$259,527
Average number of employees	226	211	189	105	44
Revenue per average number of employees	$319	$332	$282	$307	$296
Average assets per average number of employees	$6,476	$5,250	$4,604	$5,329	$5,898

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$186,638	$121,814	$96,447	$74,593	$30,076
Less: Goodwill	(249)	(249)	(249)	-	-
Other intangible assets	(987)	(1,485)	(370)	(503)	-
Tangible stockholders' equity	$185,402	$120,080	$95,828	$74,090	$30,076

Common shares outstanding	16,101	12,217	10,649	9,614	3,897
Book value per share	$11.59	$9.97	$9.06	$7.76	$7.72
Tangible book value per share	11.51	9.83	9.00	7.71	7.72

Adjusted yield earned on loans
Reported yield on loans	5.83%	5.87%	5.84%	6.34%	5.63%
Effect of accretion income on acquired loans	(0.18)%	(0.24)%	(0.34)%	(0.76)%	0.00%
Adjusted yield on loans	5.65%	5.63%	5.50%	5.58%	5.63%

Adjusted rate paid on total deposits
Reported rate paid on deposits	0.53%	0.55%	0.70%	1.10%	1.95%
Effect of premium amortization on acquired deposits	0.01%	0.04%	0.10%	0.05%	0.00%
Adjusted rate paid on deposits	0.54%	0.59%	0.80%	1.15%	1.95%

Adjusted net interest margin
Reported net interest margin	4.28%	4.34%	4.06%	4.15%	2.70%
Effect of accretion income on acquired loans	(0.15)%	(0.20)%	(0.26)%	(0.60)%	0.00%
Effect of premium amortization on acquired
deposits and borrowings	(0.04)%	(0.10)%	(0.17)%	(0.12)%	0.00%
Adjusted net interest margin	4.09%	4.04%	3.63%	3.43%	2.70%

Average excess cash
Average total deposits	$1,133,615	$882,003	$693,742	$440,369	$212,233
Borrowings due one year or less	30,956	14,117	17,971	8,968	3,751
Total base for liquidity	$1,164,571	$896,120	$711,713	$449,337	$215,984
Minimum liquidity level (10% of base) (a)	$116,457	$89,612	$71,171	$44,934	$21,598
Average cash and cash equivalents (b)	246,219	143,884	78,755	39,101	15,747
Cash above liquidity level (b)-(a)	129,762	54,272	7,584	(5,833)	(5,851)
Less estimated short-term deposits	(24,961)	(4,251)	(725)	(187)	-
Average excess cash	$104,801	$50,021	$6,859	$(6,020)	$(5,851)

Tangible equity to tangible assets
Total stockholders' equity	$186,638	$121,814	$96,447	$74,593	$30,076
Less: Goodwill	(249)	(249)	(249)	-	-
Other intangible assets	(987)	(1,485)	(370)	(503)	-
Tangible stockholders' equity	$185,402	$120,080	$95,828	$74,090	$30,076

Total assets	$1,536,691	$1,323,371	$938,066	$729,277	$276,101
Less: Goodwill	(249)	(249)	(249)	-	-
Other intangible assets	(987)	(1,485)	(370)	(503)	-
Tangible assets	$1,535,455	$1,321,637	$937,447	$728,774	$276,101

Equity/Assets	12.15%	9.20%	10.28%	10.23%	10.89%
Tangible Equity/Tangible Assets	12.07%	9.09%	10.22%	10.17%	10.89%

(1)	Share and per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014.

Definitions of Non-GAAP financial measures

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Based upon the current interest rate environment, as of December 31, 2014 and December 31, 2013, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of December 31, 2014
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(5.3)	(8.6)	$(38.5)	(18.5)
(300)	(4.7)	(7.7)	(35.2)	(16.9)
(200)	(2.6)	(4.2)	(25.1)	(12.1)
(100)	(0.4)	(0.7)	(9.6)	(4.6)
0	-	-	-	-
100	2.2	3.6	4.5	2.2
200	4.6	7.5	7.4	3.5
300	7.1	11.5	9.9	4.7
400	9.5	15.5	11.7	5.6

As of December 31, 2013
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(3.8)	(7.5)	$(29.6)	(21.6)
(300)	(3.5)	(6.8)	(26.3)	(19.2)
(200)	(1.9)	(3.8)	(17.1)	(12.5)
(100)	(0.5)	(1.1)	(7.2)	(5.2)
0	-	-	-	-
100	1.6	3.2	3.0	2.2
200	3.8	7.4	4.9	3.5
300	5.9	11.5	6.5	4.7
400	8.0	15.6	7.6	5.6

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of December 31, 2014, we were in compliance with all of the limits and policies established by management.

Inflation Risk Management

Inflation has an important impact on the growth of total assets in the banking industry and creates a need to increase equity capital to higher than normal levels in order to maintain an appropriate equity-to-assets ratio. We cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

C1 Financial, Inc.

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of C1 Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated income statements, statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath, LLP

Crowe Horwath, LLP

Fort Lauderdale, Florida

February 20, 2015

C1 Financial, Inc.

Consolidated Balance Sheets
December 31, 2014 and 2013

(Dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013 (1)
ASSETS
Cash and cash equivalents	$185,703	$143,452
Federal Home Loan Bank stock, at cost	9,224	8,210
Loans receivable (net of allowance of $5,324 and $3,412 at December 31, 2014 and December 31, 2013)	1,179,056	1,046,737
Premises and equipment, net	64,075	57,284
Other real estate owned, net	34,916	41,049
Bank-owned life insurance	43,907	8,748
Accrued interest receivable	3,490	3,013
Core deposit intangible	987	1,485
Prepaid expenses	5,243	2,071
Other assets	10,090	11,322
Total assets	$1,536,691	$1,323,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$278,543	$194,383
Interest bearing	888,959	846,660
Total deposits	1,167,502	1,041,043
Federal Home Loan Bank advances	178,500	150,500
Other borrowings	-	3,000
Other liabilities	4,051	7,014
Total liabilities	1,350,053	1,201,557
Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 and 12,216,932 shares issued and outstanding at December 31, 2014 and December 31, 2013	16,101	12,217
Additional paid-in capital	148,122	93,906
Retained earnings	22,415	15,691
Accumulated other comprehensive income	-	-
Total stockholders’ equity	186,638	121,814
Total liabilities and stockholders’ equity	$1,536,691	$1,323,371

(1) Share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.
Consolidated Income Statements
Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	2014	2013 (1)	2012 (1)
Interest income
Loans, including fees	$63,351	$47,362	$35,186
Securities	62	705	2,739
Federal funds sold and other	897	432	276
Total interest income	64,310	48,499	38,201
Interest expense
Savings and interest-bearing demand deposits	2,154	1,889	1,653
Time deposits	3,809	2,948	3,212
Federal Home Loan Bank advances	2,607	1,753	1,196
Other borrowings	56	60	66
Total interest expense	8,626	6,650	6,127
Net interest income	55,684	41,849	32,074
Provision for loan losses	4,814	1,218	2,358
Net interest income after provision for loan losses	50,870	40,631	29,716
Noninterest income
Gains on sales of securities	241	305	3,035
Gains on sales of loans	2,532	1,169	1,170
Service charges and fees	2,240	1,898	1,119
Bargain purchase gain	48	13,462	6,235
Gains on sales of other real estate owned, net	1,049	686	455
Bank-owned life insurance	160	173	206
Mortgage banking fees	47	590	590
Other noninterest income	1,421	3,365	2,241
Total noninterest income	7,738	21,648	15,051
Noninterest expense
Salaries and employee benefits	18,360	17,015	14,281
Occupancy expense	4,505	3,630	2,590
Furniture and equipment	2,666	1,841	1,567
Regulatory assessments	1,467	1,096	798
Network services and data processing	3,819	3,402	2,027
Printing and office supplies	389	481	398
Postage and delivery	255	256	221
Advertising and promotion	3,546	3,422	2,830
Other real estate owned related expense, net	2,168	2,163	1,495
Other real estate owned – valuation allowance expense	3,331	1,739	548
Amortization of intangible assets	498	434	404
Professional fees	2,920	2,785	3,106
Loan collection expenses	458	710	1,051
Merger related expenses	-	1,010	905
Other noninterest expense	2,850	2,653	1,742
Total noninterest expense	47,232	42,637	33,963
Income before income taxes	11,376	19,642	10,804
Income tax expense (benefit)	4,652	7,652	(2,304)
Net income	$6,724	$11,990	$13,108
Earnings per common share:
Basic	$0.48	$1.08	$1.29
Diluted	$0.48	$1.08	$1.28

(1) Per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012

Net income	$6,724	$11,990	$13,108
Other comprehensive income (loss):
Unrealized gains/losses on available for sale securities:
Unrealized holding gain arising during the period	241	228	3,969
Reclassification adjustments for gains included in net income*	(241)	(305)	(3,035)
Tax effect*	-	29	(29)
Total other comprehensive income (loss), net of tax	-	(48)	905
Comprehensive income	$6,724	$11,942	$14,013

*	Amounts for realized gains on available for sale securities are included in gain on sale of securities in the consolidated income statements. Income taxes associated with the unrealized holding gain arising during the period, net of the reclassification adjustments for gains included in net income, were $0, $29 and $(29) for the years ended December 31, 2014, 2013 and 2012, respectively. The amounts related to income taxes on gains included in net income are included in income tax expense (benefit) in the consolidated income statements.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	Preferred Stock Series E	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012 (1)	$1,033	$8,581	$74,987	$(9,147)	$(4)	$(857)	$74,593
Issuance of common stock, net of costs of $0 (1,035,251 shares) (1)	-	1,035	7,029	-	-	-	8,064
Net income	-	-	-	13,108	-	-	13,108
Other	-	-	-	(223)	-	-	(223)
Other comprehensive income	-	-	-	-	-	905	905
Balance at December 31, 2012	1,033	9,616	82,016	3,738	(4)	48	96,447
Issuance of common stock, net of costs of $0 (1,567,825 shares) (1)	-	1,568	11,894	-	-	-	13,462
Conversion of preferred stock to common stock (1)	(1,033)	1,033	-	-	-	-	-
Retirement of treasury stock (1)	-	-	(4)	-	4	-	-
Net income	-	-	-	11,990	-	-	11,990
Other	-	-	-	(37)	-	-	(37)
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Balance at December 31, 2013	-	12,217	93,906	15,691	-	-	121,814

Issuance of common stock, net of costs of $4,653 (3,884,034 shares) (1)	-	3,884	54,023	-	-	-	57,907
Net income	-	-	-	6,724	-	-	6,724
Other	-	-	193	-	-	-	193
Other comprehensive income	-	-	-	-	-	-	-
Balance at December 31, 2014	$-	$16,101	$148,122	$22,415	$-	$-	$186,638

(1)	Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$6,724	$11,990	$13,108
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,814	1,218	2,358
Depreciation	2,841	2,069	1,601
Net accretion of purchase accounting adjustments	(2,483)	(2,856)	(2,703)
Net amortization of securities	-	589	1,752
Accretion of loan discount	(270)	(383)	(173)
Amortization of other intangible assets	498	434	404
Increase in goodwill	-	-	(250)
Increase in other real estate owned valuation allowance	3,331	1,739	548
Increase in cash surrender value of BOLI	(160)	(173)	(206)
Gain on sale of securities	(241)	(305)	(3,035)
Bargain purchase gain	(48)	(13,462)	(6,235)
Net change in deferred income tax expense (benefit)	(798)	5,660	(2,304)
Gain on sales of loans	(2,532)	(1,169)	(1,170)
Gain on sales of other real estate owned, net	(1,049)	(686)	(455)
Change in assets and liabilities:
Accrued interest receivable and other assets	(3,132)	(1,296)	(2,808)
Other liabilities	(1,622)	4,099	(221)
Net cash from operating activities	5,873	7,468	211
Cash flows from investing activities
Net change in time deposits in other financial institutions	-	249	918
Loan originations, net of repayments	(162,412)	(258,693)	(97,917)
Proceeds from loans sold	26,697	33,200	32,425
Proceeds from sales of other real estate owned	7,206	9,855	6,936
Purchase of securities available for sale	-	-	(149,727)
Proceeds from sales, calls and maturities of securities	996	130,562	186,719
Purchase of Federal Home Loan Bank stock	(1,958)	(4,868)	-
Proceeds from sale of Federal Home Loan Bank stock	944	2,248	8,394
Payments for the purchase of premises and equipment	(9,632)	(14,829)	(9,363)
Purchase of BOLI	(35,000)	-	-
Net cash transferred in bank acquisition	48	41,819	(3,822)
Net cash from investing activities	(173,111)	(60,457)	(25,437)
Cash flows from financing activities
Net proceeds from issuance of common stock	57,907	13,462	8,064
Net change in deposits	126,582	44,341	104,092
Net change in federal funds purchased and securities sold under agreements to repurchase	-	-	(13)
Repayment of Federal Home Loan Bank advances	(17,000)	(68,400)	(23,129)
Proceeds from Federal Home Loan Bank advances	45,000	130,000	-
Repayment of other borrowings	(3,000)	-	-
Net cash from financing activities	209,489	119,403	89,014
Net change in cash and cash equivalents	42,251	66,414	63,788
Cash and cash equivalents at beginning of the period	143,452	77,038	13,250
Cash and cash equivalents at end of the period	$185,703	$143,452	$77,038
Supplemental information:
Cash paid during the period for interest	$9,002	$7,452	$6,127
Cash paid during the period for income taxes	6,584	155	-
Non-cash items:
Transfers from loans to other real estate owned	3,355	6,829	9,916

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

NOTES TO Consolidated FINANCIAL Statements

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation The consolidated financial statements as of and for the years ended December 31, 2014 and 2013 include C1 Financial, Inc. and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as the “Company”. The financial statements as of and for the year ended December 31, 2012 only include C1 Bank because C1 Financial, Inc. became Parent Company of C1 Bank only after the share reorganization that took place in December 2013.

C1 Financial, Inc. is the Parent Company for its wholly owned subsidiary, C1 Bank. C1 Financial, Inc. is a Bank Holding Company and a Florida Corporation organized in 2013, and C1 Bank became its wholly owned subsidiary after the share reorganization that took place on December 19, 2013, when 11,632,448 common shares of C1 Financial Inc. were issued to C1 Bank shareholders in exchange for their C1 Bank shares, with C1 Financial Inc. becoming the owner of all 11,632,448 outstanding common shares of C1 Bank as of that date. After the reorganization and up to December 31, 2013, C1 Financial, Inc. raised $5,605 of new capital through the issuance of 584,484 common shares. All of this capital was injected into C1 Bank resulting in C1 Financial, Inc. purchasing an additional 584,484 common shares of C1 Bank. At December 31, 2013, C1 Financial Inc. had 12,216,932 common shares outstanding and owned 12,216,932 common shares of C1 Bank.

As described in Note 2, on July 17, 2014, the Board of Directors of the Company approved a resolution for C1 Financial, Inc. to sell shares of common stock to the public in an initial public offering. As a result of the initial public offering, which became effective on August 13, 2014, C1 Financial, Inc. issued 2,761,356 shares of common stock.

In connection with the initial public offering, on July 17, 2014, the Board of Directors approved a 7-for-1 reverse stock split of the Company’s common stock, which was approved by the majority stockholders and completed on August 13, 2014. The effect of the split on authorized, issued and outstanding common and preferred shares and earnings per share has been retroactively applied to all periods presented.

C1 Bank is a state chartered bank and is subject to the regulations of certain government agencies. During 2011, the Bank changed its name from Community Bank of Manatee to Community Bank & Company, and during 2012, the Bank changed its name to C1 Bank. The Bank provides a variety of banking services to individuals through its 30 offices and one loan production office located in 9 counties (Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade and Orange). Its primary deposit products are checking, money market, savings, and term certificate accounts, and its primary lending products are commercial real estate loans, residential real estate loans, commercial loans, and consumer loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions.

As described in Note 3, on August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through an FDIC assisted transaction, consolidating substantially all of its assets and assuming all of the deposits. On May 31, 2012, the Bank purchased The Palm Bank and acquired substantially all of the assets and assumed all of the deposits.

The consolidated financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the reported periods, with all significant intercompany transactions eliminated. The accounting and reporting policies of the Company conform to GAAP. Certain account reclassifications have been made to the 2013 and 2012 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2013 or 2012 net income or stockholders’ equity.

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, excess balances held at the Federal Reserve Bank of Atlanta, and Federal funds sold. Net cash flows are reported for customer loan and deposit transactions, bank acquisitions, interest bearing deposits in other financial institutions, and other borrowings.

Securities Available for Sale: When purchased, securities are classified as available for sale when management intends to hold the securities for an indefinite period of time, or when the securities may be used for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure, prepayment risk and liquidity needs.

Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income, net of income tax. Realized gains (losses) on securities available for sale are included in noninterest income. Gains and losses on sales of securities are determined by the specific identification method. Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are included in interest income.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Preferred Stock: During 2010 the Bank issued 1,033,335 shares of Series E Non-Cumulative Preferred stock with a par value of $1.00. Holders of Class E Preferred stock participate in any dividends and other distributions declared on the Common Stock. During 2013, all Series E Non-Cumulative Perpetual preferred stock was converted to common stock. No dividends were paid during the period the Series E Non-Cumulative Perpetual preferred stock was outstanding.

Concentration of Credit Risk: Most of the Bank’s business activity is with customers located within Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade and Orange Counties. Therefore, the Bank’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Bank has made commercial loans to Brazilian corporations which, at December 31, 2014 and 2013, exceeded 1% of total assets. These loans to Brazilian borrowers are secured by collateral outside of the U.S., and outstanding balances at December 31, 2014 and 2013 were $44,003 and $44,826, representing 2.9% and 3.4% of total assets, respectively.

Loans: Loans (excluding Purchased Credit Impaired loans which have shown evidence of deterioration since origination) which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. The recorded investment in loans is the outstanding principal balance, net of partial charge offs.

A loan is considered a troubled debt restructured loan based on individual facts and circumstances. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income.

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment, or less than 90 days of nonpayment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due.

Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method with cash payments applied as principal reduction, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Credit Impaired Loans (PCI Loans): As part of business acquisitions (First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida), the Bank acquired loans that have evidence of credit deterioration since origination. These acquired loans are recorded at their fair value, such that there is no carryover of the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. The Bank estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required for each loan portfolio segment using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All substandard commercial, commercial real estate and construction loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may be collectively evaluated for impairment and, accordingly, not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral-dependent loan, the loan is reported net at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of valuation allowance in accordance with the accounting policy for the allowance for loan losses.

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of December 31, 2014, our loan portfolio included loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans. During 2013 through 2014, we observed that the economic environment was stable with some signals of economic recovery, both in the United States and in the Florida market in which we operate.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to the other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and loan review process. Each of the adjustment factors is graded on a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk-rating adjustment factor is determined at the loan level, based on the individual risk rating of each loan.

As of December 31, 2014, the majority of our loan portfolio consisted of loans originated by C1 Bank from 2010-2014 and as such may not be seasoned. The historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions. For this analysis, we first looked at two- and three-year median loss rates for all U.S. banks, which were 0.18% and 0.23%, respectively, both below loss rates in the C1 Bank originated loan portfolio after factoring in management adjustments. Understanding that the median peer loss rates may not capture specifics of the C1 Bank originated loans, such as profitability, asset growth and geographical location, among others, we performed a regression-based study of credit-loss rates for all commercial banks in the United States over a three-year period ending in 2014. The model incorporated the following variables: amount of past due loans, geography, capitalization, bank age, management, asset size, asset quality, earnings, and credit risk.

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

This peer analysis will affect the determination of our allowance for loan losses, as we will use the highest of the actual losses and the outcome of the analysis as the input for the calculation of the general component of the allowance for loan losses for the C1 Bank originated loans. We completed this analysis during the second quarter of 2014 and it was first used for the calculation of the allowance for loan losses as of June 30, 2014 and from there onwards. The peer analysis will be updated during the first quarter of each year and will be used as an element for the calculation of the allowance for loan losses during that specific year. The purpose of using the highest of actual and peer analysis loss rates is to prevent relying on lower C1 Bank originated loan loss rates, which could actually be caused by an unseasoned portfolio and may not effectively capture the probable incurred losses in the C1 Bank originated loan portion of our portfolio.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when funded.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method with useful lives ranging from 3 to 10 years. Costs of major additions and improvements are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Gains and losses on dispositions are included in current operations.

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other Real Estate Owned (OREO): Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs to sell, which establishes a new cost basis. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management to ensure that properties recorded in OREO are carried at the lower of cost or fair value less estimated costs of disposal. The OREO valuation allowance is adjusted as necessary. Expenses from the operations of OREO, net of rental income and changes in the OREO valuation allowance are included in noninterest expense.

Bank-Owned Life Insurance: As part of the acquisition of First Community Bank of America, the Bank acquired life insurance policies on certain executives of the acquired bank. The Bank also invested in separate account Bank-owned life insurance in December 2014. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Other Intangible Assets: Other intangible assets consist of the core deposit intangible arising from the First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida acquisitions. These intangible assets are amortized on an accelerated method over their estimated useful life.

Income Taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. The deferred tax assets and liabilities represent the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense.

Advertising Costs: Advertising costs are expensed as incurred except for certain costs related to sports marketing contracts, which are initially capitalized and amortized during the expected time during which the Bank will benefit from the agreements, which is generally one to three years.

Information Technology Costs: Information technology costs are expensed as incurred except for software licenses, which are capitalized and amortized during their expected useful life.

Intellectual Property Rights: The Information Technology team of the Company develops information technology solutions for the benefit of the Company. In some cases, the Company files patents to protect the intellectual property. All related costs are expensed as incurred and the patents have no carrying value in the balance sheet.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

During 2014, the Board of Directors of the Company adopted an omnibus incentive plan, which reserved 1,000,000 shares of the Company’s common stock for the grant of awards to eligible employees. The omnibus incentive plan is scheduled to expire after ten years. As of December 31, 2014, there were no awards granted under the omnibus incentive plan.

Earnings per share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options). Earnings per common share is restated for all stock splits and stock dividends through the date of the issuance of the financial statements.

Transfers and Servicing of Financial Assets: A transfer of financial assets is accounted for as a sale when control of the transferred asset is surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Servicing rights and other retained interests in the sold assets are recorded at fair value at the date of transfer. The fair values of servicing rights and other retained interests are determined at the date of transfer using the present value of estimated future cash flows, using assumptions that market participants would use in their estimates of fair values.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters as of December 31, 2014 that will have a material effect on the financial statements.

Comprehensive Income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of related income tax, which are also recognized as separate components of equity.

Restrictions on Cash: A portion of cash on hand is required to be maintained to meet regulatory reserve and clearing requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and impose certain restrictions on the payment of dividends.

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

In connection with the initial public offering, on July 17, 2014, the Board of Directors approved a 7-for-1 reverse stock split of the Company’s common stock, which was approved by the majority stockholders and completed on August 13, 2014. The effect of the split on authorized, issued and outstanding common and preferred shares and earnings per share has been retroactively applied to all periods presented.

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

The following table summarizes the consideration received for First Community Bank of Southwest Florida and the fair value of the assets acquired and liabilities assumed at the acquisition date:

	August 2, 2013	Measurement Period	December 31, 2013
Assets
Cash and cash equivalents	$18,645	$–	$18,645
Securities available for sale	21,500	–	21,500
Restricted stock	926	–	926
Loans	164,965	578	165,543
Premises and equipment	5,630	–	5,630
Core deposit intangibles	1,549	–	1,549
Other real estate owned	25,604	497	26,101
Other assets	905	–	905
Total assets acquired	239,724	1,075	240,799
Liabilities
Deposits	237,053	–	237,053
FHLB Advances	13,600	–	13,600
Other liabilities	178	–	178
Total liabilities assumed	250,831	–	250,831
Net assets acquired	(11,107)	1,075	(10,032)
Net cash received	23,494	–	23,494
Bargain purchase gain	$12,387	$1,075	$13,462

On May 31, 2012, the Bank acquired The Palm Bank in exchange for $5,496. The Palm Bank’s results of operations are included in the Bank’s income statement beginning June 1, 2012. Acquisition-related costs of approximately $217 are included in the Bank’s income statement as noninterest expense for the year ended December 31, 2012. The total value of the consideration paid to The Palm Bank shareholders was $5,496 in cash. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in Tampa Bay. The acquisition resulted in a bargain purchase gain of $3,526 as of acquisition date, primarily as a result of the purchase price being less than the seller’s book value, and the fair value of the net assets acquired exceeding the seller’s book value. After measurement period adjustments, bargain purchase gain as of December 31, 2012 was $6,235.

The following table summarizes the consideration paid for The Palm Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	May 31, 2012	Measurement Period	December 31, 2012
Assets
Cash and cash equivalents	$1,897	$-	$1,897
Securities available for sale	40,540	-	40,540
Restricted stock	7,744	-	7,744
Loans	60,029	178	60,207
Premises and equipment	2,465	-	2,465
Core deposit intangibles	272	-	272
Other real estate owned	1,622	-	1,622
Accrued interest receivable	434	-	434
Deferred taxes	-	2,531	2,531
Other assets	888	-	888
Total assets acquired	115,891	2,709	118,600
Liabilities
Deposits	99,080	-	99,080
FHLB Advances	7,130	-	7,130
Other liabilities	659	-	659
Total liabilities assumed	106,869	-	106,869
Net assets acquired	9,022	2,709	11,731
Net cash paid	(5,496)	-	(5,496)
Bargain purchase gain	$3,526	$2,709	$6,235

The acquisitions were accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their estimated fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, involves significant judgment and assumptions. Due primarily to the significant amount of fair value adjustments, troubled condition, and regulatory constraints, historical results of First Community Bank of Southwest Florida are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

NOTE 4—INTANGIBLE ASSETS

Acquired intangible assets at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,572	$(1,585)	$2,572	$(1,087)

Amortization expense for 2014, 2013 and 2012 was $498, $434 and $404, respectively. Estimated amortization expense for each of the next five years is as follows:

2015	$288
2016	200
2017	143
2018	104
2019	77

NOTE 5 – INVESTMENT SECURITIES

C1 Financial, Inc.’s Directors Asset/Liability Committee resolved in early 2013 that improving economic conditions could begin to put upward pressure on interest rates in 2013 and beyond, especially considering the fact that rates still remain at historically low levels. Given the concern relative to this economic and interest rate scenario, the Committee made the decision to sell all marketable securities in the Bank’s portfolio. These actions, taken in September and August of 2013, eliminated the mark-to-market risk that holding the securities would have posed in a rising interest rate environment and allowed the excess funds to be redeployed into loans. As a result, the Bank had no securities available for sale as of December 31, 2014 and December 31, 2013.

As of March 31, 2014, the Bank carried $938 thousand of equity securities corresponding to a fund investment from an acquired bank, which was converted to equity shares as a result of a public offering. These shares were sold at a gain during the three months ended June 30, 2014.

Proceeds and gross gains and (losses) from the sale of securities available for sale for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Proceeds from sales of securities	$996	$130,091	$173,828
Gross gain	$241	$576	$3,092
Gross (loss)	-	(271)	(57)
Net gains (losses) on sales of securities	$241	$305	$3,035

NOTE 6 – LOANS

	December 31, 2014	December 31, 2013
Real estate
Residential	$224,416	$196,238
Commercial	723,577	636,238
Construction	107,436	90,974
Total real estate	1,055,429	923,450
Commercial	75,360	85,511
Consumer	57,733	44,068
Total loans, gross	1,188,522	1,053,029
Less
Net deferred loan fees	(4,142)	(2,880)
Allowance for loan losses	(5,324)	(3,412)
Total loans, net	$1,179,056	$1,046,737

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

Repayment of residential real estate loans is primarily dependent upon the personal income or business income generated by the secured rental property of the borrowers (in the case of investment properties), which can be impacted by the economic conditions in their market area or, in the case of loans to foreign borrowers, their country of origin from which their source of income originates. Risk is mitigated by the fact that the properties securing the Bank’s residential real estate loan portfolio are diverse in type and spread over a large number of borrowers.

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

Construction loans to borrowers are extended for the purpose of financing the construction of owner occupied and nonowner occupied properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Construction loan funds are disbursed periodically based on the percentage of construction completed.

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

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014:

Year ended December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$439	$1,860	$241	$537	$335	$3,412

Loans charged-off	(304)	(430)	(51)	(4,163)	(347)	(5,295)
Recoveries	1,100	351	472	414	56	2,393
Net (charge-offs) recoveries	796	(79)	421	(3,749)	(291)	(2,902)

Provision (reversal of provision) for loan losses	(415)	1,642	(246)	3,585	248	4,814
Ending Balance	$820	$3,423	$416	$373	$292	$5,324

On June 30, 2014, the Bank charged-off in-full its only loan under the shared national credit program, or Shared National Credit in the amount of $4.0 million. The Bank deemed the loan to be uncollectible in June 2014 and the full loan was charged off as the Bank believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain.

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

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

Year ended December 31, 2013	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$523	$1,337	$251	$399	$304	$2,814

Loans charged-off	(506)	(940)	(120)	(918)	(180)	(2,664)
Recoveries	1,012	181	317	330	204	2,044
Net (charge-offs) recoveries	506	(759)	197	(588)	24	(620)

Provision (reversal of provision) for loan losses	(590)	1,282	(207)	726	7	1,218
Ending Balance	$439	$1,860	$241	$537	$335	$3,412

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012:

Year ended December 31, 2012	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,455	$1,969	$1,233	$885	$250	$5,792

Loans charged-off	(3,094)	(752)	(1,763)	(965)	(240)	(6,814)
Recoveries	347	268	422	355	86	1,478
Net (charge-offs) recoveries	(2,747)	(484)	(1,341)	(610)	(154)	(5,336)

Provision (reversal of provision) for loan losses	1,815	(148)	359	124	208	2,358
Ending Balance	$523	$1,337	$251	$399	$304	$2,814

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2014:

December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$107	$339	$-	$68	$-	$514
Purchase credit impaired loans	46	37	8	-	1	92
Total Specific Reserves	153	376	8	68	1	606
General Reserves	667	3,047	408	305	291	4,718
Total	$820	$3,423	$416	$373	$292	$5,324

Loans:
Individually evaluated for impairment	$1,813	$5,395	$230	$1,013	$104	$8,555
Purchase credit impaired loans	6,580	19,360	1,480	687	66	28,173
Collectively evaluated for impairment	216,023	698,822	105,726	73,660	57,563	1,151,794
Total ending loans balance	$224,416	$723,577	$107,436	$75,360	$57,733	$1,188,522

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2013:

December 31, 2013	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$32	$189	$-	$183	$-	$404
Purchase credit impaired loans	13	403	19	-	1	436
Total Specific Reserves	45	592	19	183	1	840
General Reserves	394	1,268	222	354	334	2,572
Total	$439	$1,860	$241	$537	$335	$3,412

Loans:
Individually evaluated for impairment	$1,441	$6,310	$6	$1,119	$8	$8,884
Purchase credit impaired loans	7,018	23,029	2,139	963	70	33,219
Collectively evaluated for impairment	187,779	606,899	88,829	83,429	43,990	1,010,926
Total ending loans balance	$196,238	$636,238	$90,974	$85,511	$44,068	$1,053,029

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended December 31, 2014 and December 31, 2013, respectively. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

	December 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Residential real estate	$1,643	$1,464	$-	$1,596	$1,384	$–
Commercial real estate
Multifamily	-	-	-	10	6	–
Owner occupied	4,346	4,000	-	4,077	3,595	–
Nonowner occupied	608	553	-	491	306	–
Secured by farmland	185	143	-	2,310	1,934	–
Construction	280	230	-	88	6	–
Commercial	1,007	777	-	388	372	–
Consumer	169	104	-	9	8	–
With allowance recorded:
Residential real estate	364	349	107	57	57	32
Commercial real estate
Multifamily	-	-	-	–	–	–
Owner occupied	776	699	339	509	469	189
Nonowner occupied	-	-	-	–	–	–
Secured by farmland	-	-	-	–	–	–
Construction	-	-	-	–	–	–
Commercial	314	236	68	949	747	183
Consumer	-	-	-	–	–	–

Total	$9,692	$8,555	$514	$10,484	$8,884	$404

Average impaired loans and related interest income for the years ended December 31, 2014 and 2013, respectively, were as follows:

	Year ended December 31, 2014			Year ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,053	$5	$–	$1,391	$6	$–
Commercial real estate
Multifamily	-	-	–	259	8	–
Owner occupied	2,779	13	–	3,459	60	–
Nonowner occupied	720	1	–	320	2	–
Secured by farmland	1,312	17	–	746	2	–
Construction	95	-	–	31	-	–
Commercial	399	8	–	359	8	–
Consumer	76	-	–	79	-	–
With allowance recorded:
Residential real estate	486	7	–	401	2	–
Commercial real estate
Multifamily	-	-	–	-	-	–
Owner occupied	1,773	21	–	702	15	–
Nonowner occupied	68	-	–	-	-	–
Secured by farmland	-	-	–	-	-	–
Construction	45	-	–	-	-	–
Commercial	693	12	–	691	5	–
Consumer	58	-	–	479	3	–

Total	$9,557	$84	$–	$8,917	$111	$–

Average impaired loans and related interest income for the year ended December 31, 2012 was as follows:

	Year ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$3,168	$38	$–
Commercial real estate
Multifamily	236	22	–
Owner occupied	2,796	17	–
Nonowner occupied	827	15	–
Secured by farmland	-	-	–
Construction	1,260	6	–
Commercial	295	14	–
Consumer	181	9	–
With allowance recorded:
Residential real estate	469	10	–
Commercial real estate
Multifamily	-	-	–
Owner occupied	965	-	–
Nonowner occupied	131	-	–
Secured by farmland	-	-	–
Construction	543	11	–
Commercial	829	11	–
Consumer	-	-	–

Total	$11,700	$153	$–

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014:

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,168	$-
Commercial real estate	14,582	-
Construction	449	-
Commercial	1,591	-
Consumer	104	-
Total	$20,894	$-

The reported amount includes $12,980 of nonaccrual purchase credit impaired loans. Loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

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

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Residential real estate	$1,256	$165	$4,168	$5,589	$218,827	$224,416
Commercial Real Estate
Multifamily	356	-	-	356	32,545	32,901
Owner occupied	1,829	-	10,261	12,090	219,146	231,236
Nonowner occupied	2,593	-	4,178	6,771	392,831	399,602
Secured by farmland	-	-	143	143	59,695	59,838
Construction	85	-	449	534	106,902	107,436
Commercial	550	-	1,591	2,141	73,219	75,360
Consumer	49	48	104	201	57,532	57,733
Total	$6,718	$213	$20,894	$27,825	$1,160,697	$1,188,522

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Residential real estate	$1,794	$63	$4,127	$5,984	$190,254	$196,238
Commercial Real Estate
Multifamily	–	–	6	6	56,035	56,041
Owner occupied	176	251	10,191	10,618	193,878	204,496
Non-owner occupied	–	889	4,032	4,921	300,434	305,355
Secured by farmland	415	–	2,930	3,345	67,001	70,346
Construction	1,018	–	864	1,882	89,092	90,974
Commercial	195	–	1,624	1,819	83,692	85,511
Consumer	319	6	8	333	43,735	44,068

Total	$3,917	$1,209	$23,782	$28,908	$1,024,121	$1,053,029

Troubled Debt Restructurings:

The following table is a summary of troubled debt restructurings that were performing in accordance with the restructured terms at December 31, 2014.

December 31, 2014	Number of Loans	Recorded Investment
Residential real estate	-	$-
Commercial real estate
Multifamily	-	-
Owner occupied	1	532
Nonowner occupied	1	374
Secured by farmland	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	2	$906

The Bank had no nonaccruing troubled debt restructurings and was not committed to lend any additional amounts as of December 31, 2014 to customers with outstanding loans that were classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2014 and 2013.

The following table is a summary of troubled debt restructurings that were performing in accordance with the restructured terms at December 31, 2013:

December 31, 2013	Number of Loans	Recorded Investment
Residential real estate	1	$64
Commercial real estate
Multifamily	–	–
Owner occupied	–	–
Non-owner occupied	1	382
Secured by farmland	–	–
Construction	–	–
Commercial	–	–
Consumer	–	–
Total	2	$446

The following table is a summary of nonaccruing troubled debt restructurings at December 31, 2013:

December 31, 2013	Number of Loans	Recorded Investment
Residential real estate	–	$–
Commercial real estate
Multifamily	–	–
Owner occupied	1	534
Non-owner occupied	–	–
Secured by farmland	–	–
Construction	–	–
Commercial	–	–
Consumer	–	–
Total	1	$534

The Bank was not committed to lend any additional amounts as of December 31, 2013 to customers with outstanding loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings that defaulted during 2014, 2013 or 2012. A troubled debt restructuring is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Residential real estate	$215,998	$2,405	$6,013	$–	$224,416
Commercial real estate
Multifamily	32,667	234	-	–	32,901
Owner occupied	205,078	11,059	15,099	–	231,236
Nonowner occupied	389,430	5,994	4,178	–	399,602
Secured by farmland	59,022	673	143	–	59,838
Construction	105,027	1,357	1,052	–	107,436
Commercial	73,321	311	1,728	–	75,360
Consumer	57,568	61	104	–	57,733

Total	$1,138,111	$22,094	$28,317	$–	$1,188,522

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Residential real estate	$186,169	$3,950	$6,119	$–	$196,238
Commercial real estate
Multifamily	55,113	568	360	–	56,041
Owner occupied	174,920	14,060	15,516	–	204,496
Non-owner occupied	291,302	9,938	4,115	–	305,355
Secured by farmland	65,908	415	4,023	–	70,346
Construction	87,512	2,012	1,450	–	90,974
Commercial	82,860	569	2,082	–	85,511
Consumer	43,654	406	8	–	44,068

Total	$987,438	$31,918	$33,673	$–	$1,053,029

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2014 and December 31, 2013 was approximately $28,081 and $32,783, respectively.

The Bank maintained an allowance for loan losses of $92 and $436 at December 31, 2014 and December 31, 2013, respectively, for loans acquired with deteriorated quality. During the years ended December 31, 2014, 2013 and 2012, the Bank accreted $652, $284 and $0, respectively, into interest income on these loans. The remaining accretable discount was $2,421 at December 31, 2014 and $3,087 at December 31, 2013. The Bank did not transfer any nonaccretable discount on these loans during the periods presented.

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

The Bank has entered into transactions with certain directors, officers, significant stockholders and their affiliates. The aggregate amount of loans to such related parties at December 31, 2014 and 2013 was $2,520 and $813, respectively. During 2014 and 2013, loan additions were $2,493 and $59, respectively, and loan repayments were $786 and $1,995, respectively.

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	2014	2013	2012
Balance at beginning of period	$41,049	$19,027	$14,518
Acquired other real estate owned	-	26,101	1,622
Loans transferred to other real estate owned	3,355	6,829	9,916
Valuation allowance expense	(3,331)	(1,739)	(548)
Sales of other real estate owned	(6,157)	(9,169)	(6,481)
Balance at end of period	$34,916	$41,049	$19,027

Activity in the other real estate owned valuation allowance was as follows:

	2014	2013	2012
Balance at beginning of period	$2,709	$1,520	$995
Valuation allowance expense	3,331	1,739	548
Removals due to sales	(1,190)	(550)	(23)
Balance at end of period	$4,850	$2,709	$1,520

Expenses related to other real estate owned include:

	2014	2013	2012
Operating expenses, net of rental income	$2,168	$2,163	$1,495
Valuation allowance expense	3,331	1,739	548
Other real estate owned expense	$5,499	$3,902	$2,043

NOTE 8 – PREMISES AND EQUIPMENT

A summary of the Company’s premises and equipment and the total accumulated depreciation are as follows:

	December 31, 2014	December 31, 2013
Land	$15,298	$10,926
Buildings and improvements	38,104	29,258
Furniture, equipment and autos	12,937	10,213
Construction in progress	7,899	14,405
	74,238	64,802
Less: accumulated depreciation	(10,163)	(7,518)
Net book value	$64,075	$57,284

At December 31, 2014, the Bank was obligated under noncancelable operating leases for land and branch locations through the year 2056. These leases contain escalation clauses providing for increased rent based primarily on increases in real estate taxes, increases in the average consumer price index, or predetermined fixed rates. Rent expense, which is included in occupancy expense, was $1,713, $1,508 and $892 for the years ended December 31, 2014, 2013 and 2012, respectively.

The required minimum rental payments under the terms of the leases at December 31, 2014 for each of the next five years and thereafter are as follows:

2015	$1,277
2016	989
2017	848
2018	800
2019	712
Thereafter	11,098
$15,724

NOTE 9 – DEPOSITS

Deposit account balances are summarized as follows:

	December 31, 2014	December 31, 2013
Noninterest-bearing demand	$278,543	$194,383
Interest-bearing demand/NOW	140,598	138,765
Money market and savings	435,105	362,591
Time	313,256	345,304
	$1,167,502	$1,041,043

Time deposits maturing in years ending after December 31, 2014 are as follows:

2015	$174,041
2016	88,339
2017	24,164
2018	7,053
2019	15,445
Thereafter	4,214
$313,256

The aggregate amount of certificates of deposit that are $250 or more included in time deposits as of December 31, 2014 and 2013 was $26,277 and $25,524, respectively. As of December 31, 2014 and 2013, we had brokered deposits of $17,052 and $4,086, respectively. At December 31, 2014 and 2013, officers and directors of the Bank and entities in which they hold a financial interest had approximately $6,259 and $4,903 in deposits, respectively.

NOTE 10 – INCOME TAX MATTERS

The income tax expense included in operations consisted of the following:

	2014	2013	2012
Current provision
Federal	$4,635	$1,685	$174
State	815	307	-
Total	5,450	1,992	174

Deferred provision
Federal	(633)	4,856	(1,855)
State	(165)	804	(623)
Total	(798)	5,660	(2,478)

Total provision
Federal	4,002	6,541	(1,681)
State	650	1,111	(623)
Income tax expense (benefit)	$4,652	$7,652	$(2,304)

The net deferred tax asset (liability) consisted of the following:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss and credit carryforward	$1,628	$1,825
Allowance for loan losses	2,054	1,284
Purchase accounting adjustments	-	112
Accrued expenses	206	19
Other real estate owned	1,988	1,171
Nonaccrual loan interest	447	276
Other	170	32
	6,493	4,719

Deferred tax liabilities:
Bargain purchase gain	(2,714)	(2,693)
Depreciation	(2,609)	(2,119)
Deferred loan costs	(406)	(333)
Purchase accounting adjustments	(197)	-
Other	(420)	(225)
	(6,346)	(5,370)

Net deferred tax asset (liability)	$147	$(651)

At December 31, 2014, the Company had Federal and state net operating loss carryforwards of approximately $3,848 and $7,849, respectively. The Federal and state carryforwards begin to expire in 2029. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014 and 2013, no valuation allowance for deferred taxes was recorded as management believed it was more likely than not that the deferred tax assets would be realized.

The effective tax rate differed from the Federal statutory rate of 35% for 2014 and 34% for 2013 and 2012 applied to income before taxes due to the following:

	2014	2013	2012
Federal statutory rate times financial statement income	$3,982	$6,678	$3,673
Effect of:
State taxes	423	733	202
Meals and entertainment	228	176	27
Bargain purchase gain	-	-	(2,120)
Change in valuation allowance	-	-	(4,372)
Other, net	19	65	286
Total	$4,652	$7,652	$(2,304)

At December 31, 2014, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. Federal income tax as well as income tax of the state of Florida. The Company is under examination by the Internal Revenue Service for 2012 and 2013. No material adjustments are expected as a result of this examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

	Fixed	Variable	Total
December 31, 2014
Unused lines of credit	$3,549	$36,081	$39,630
Standby letters of credit	1,358	182	1,540
Commitments to fund loans	22,986	124,893	147,879
Total	$27,893	$161,156	$189,049

December 31, 2013
Unused lines of credit	$17,364	$45,171	$62,535
Standby letters of credit	1,734	242	1,976
Commitments to fund loans	3,193	43,382	46,575
Total	$22,291	$88,795	$111,086

There were no standby letters of credit to related parties at December 31, 2014 or 2013.

NOTE 12 – SUBORDINATED DEBENTURES

The Bank sold $3,000 of nonconvertible capital debentures to a single institution in 2005. The debentures had a stated maturity of ten years. The average interest rate paid on the debentures during 2014 was 1.96%. This rate was fixed for the first five years of the life of the debentures, and had a variable rate of 1.7% over the 3-month LIBOR for the final five years. The debentures were unsecured and subordinate in right of payment to the Bank’s obligation to its depositors and to the Bank’s other obligations to its creditors. The debentures were included in other borrowings on the balance sheet. The debentures were callable by the Bank after five years at par in whole or in part on any coupon date. The debentures were called by the Bank in December 2014.

NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at year end were as follows:

	December 31, 2014	December 31, 2013
Fixed rate credit advance, 1.71%, due July 2014	$-	$1,500
Fixed rate hybrid advance, 1.94%, due January 2015	5,000	5,000
Convertible, 4.62%, due October 2016	5,000	5,000
Convertible, 2.92%, due December 2017	6,000	6,000
Convertible, 2.76%, due February 2015	5,000	5,000
Convertible, 2.92%, due February 2015	5,000	5,000
Convertible, 3.66%, due July 2015	3,000	3,000
Fixed rate hybrid advance, 2.98%, due September 2014	-	5,000
Fixed rate credit advance, 1.20%, due November 2014	-	3,000
Fixed rate credit advance, 1.97%, due March 2015	1,000	1,000
Fixed rate credit advance, 1.87%, due May 2015	1,500	1,500
Fixed rate credit advance, 1.55%, due July 2015	1,000	1,000
Fixed rate hybrid advance, 1.58%, due October 2016	5,000	5,000
Fixed rate hybrid advance, 0.91%, due November 2014	-	7,500
Fixed rate credit advance, 1.42%, due December 2016	5,000	5,000
Fixed rate hybrid advance, 1.19%, due May 2018	20,000	20,000
Fixed rate hybrid advance, 2.70%, due May 2023	10,000	10,000
Fixed rate credit advance, 0.83%, due July 2016	1,000	1,000
Fixed rate hybrid advance, 1.78%, due September 2018	20,000	20,000
Fixed rate hybrid advance, 0.92%, due September 2016	10,000	10,000
Fixed rate hybrid advance, 0.44%, due December 2015	13,000	13,000
Fixed rate hybrid advance, 1.80%, due December 2018	5,000	5,000
Fixed rate hybrid advance, 1.34%, due December 2017	6,000	6,000
Fixed rate hybrid advance, 0.82%, due December 2016	6,000	6,000
Fixed rate hybrid advance,1.92%, due May 2019	15,000	-
Fixed rate hybrid advance, 1.99%, due August 2019	15,000	-
Fixed rate hybrid advance, 2.02%, due August 2019	15,000	-
Total	$178,500	$150,500

As of December 31, 2014, the option to convert from a fixed rate to variable rate remains for the convertible advance with a fixed interest rate of 2.92% and due December 2017. The convertible advances are callable by the FHLB. Hybrid advances offer symmetrical prepayment and a one-time option to embed an interest rate cap or floor.

The advances at December 31, 2014 were collateralized by $94,464 of first mortgage residential loans, $6,170 of home equity lines of credit and second mortgage loans, $7,582 of multi-family real estate loans and $163,555 of commercial real estate mortgage loans. As of December 31, 2014, the Bank’s total available collateral with the FHLB was approximately $387,010.

Maturities of FHLB advances for the next five years are as follows:

2015	$34,500
2016	32,000
2017	12,000
2018	45,000
2019	45,000
Thereafter	10,000
$178,500

NOTE 14 – FAIR VALUES

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

The Company had no securities available for sale or any other assets measured at fair market value on a recurring basis at December 31, 2014 and December 31, 2013.

The fair value of other real estate owned and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2014 and December 31, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

The following table presents the material assets reported on the balance sheet at their fair value, by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of assets measured on a nonrecurring basis were as follows:

	December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired Loans
Residential real estate	$–	$–	$242
Commercial real estate	–	–	360
Construction			-
Commercial	–	–	168
Consumer	–	–	-
Total Impaired Loans	–	–	770
Other real estate owned
Residential	–	–	2,337
Commercial	–	–	12,867
Total other real estate owned	–	–	15,204
Total	$–	$–	$15,974

Impaired loans, which had a specific allowance for loan losses allocated, had a recorded investment of $1,284 with a valuation allowance of $514 at December 31, 2014, resulting in a provision for loan losses of $292 for the year ended December 31, 2014.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $15,204 (outstanding balance of $20,054, net of a valuation allowance of $4,850) at December 31, 2014, resulting in a write-down of $3,242 for the year ended December 31, 2014.

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

Impaired loans, which had a specific allowance for loan losses allocated, had a recorded investment of $1,273 with a valuation allowance of $404 at December 31, 2013, resulting in a provision for loan losses of $353 for the year ended December 31, 2013.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $7,958 (outstanding balance of $10,667, net of a valuation allowance of $2,709) at December 31, 2013, resulting in a write-down of $1,562 for the year ended December 31, 2013.

The estimated fair values of the Company’s financial instruments at December 31, 2014 and December 31, 2013 approximate as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$185,703	$185,703	$–	$–
Loans, net	1,177,725	–	–	1,177,725
Accrued interest receivable	3,490	–	–	3,490
Financial liabilities
Deposits	$1,168,447	$854,246	$314,201	$–
FHLB advances	178,162	–	178,162	–
Subordinated debentures	-	–	–	-
Accrued interest payable	235	–	235	–

		Fair Value Measurements at December 31, 2013 Using:
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$143,452	$143,452	$–	$–
Loans, net	1,049,286	–	–	1,049,286
Accrued interest receivable	3,013	–	–	3,013
Financial liabilities
Deposits	$1,046,661	$695,739	$350,922	$–
FHLB advances	150,905	–	150,905	–
Subordinated debentures	3,000	–	–	3,000
Accrued interest payable	181	–	181	–

Fair value methods and assumptions are periodically evaluated by the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – For these short-term highly liquid instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – Fair values for investment securities, excluding FHLB stock, are discussed above. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at December 31, 2014 and December 31, 2013. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings – Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings by discounting future cash flows.

Long-term debt – Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt by discounting future cash flows.

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at December 31, 2014 and December 31, 2013.

NOTE 15 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options).

There were no antidilutive common stock equivalents during the periods presented.

	Years ended December 31,
	2014	2013 (1)	2012 (1)
Basic
Net Income	$6,724	$11,990	$13,108

Weighted average shares of common stock outstanding	14,112,443	11,108,040	10,188,721

Basic earnings per common share	$0.48	$1.08	$1.29

Diluted
Net Income	$6,724	$11,990	$13,108

Weighted average shares of common stock outstanding	14,112,443	11,108,040	10,188,721
Add: Dilutive effects of assumed exercises of stock options	-	15,786	37,887

Average shares and dilutive potential common shares	14,112,443	11,123,826	10,226,608

Diluted earnings per common share	$0.48	$1.08	$1.28

(1)	Share and per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

NOTE 16 – REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Bank’s primary federal regulator, the FDIC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), or leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As of December 31, 2014 and December 31, 2013, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of 2014 that management believes have changed the Bank’s classification as well capitalized.

The Company’s and Bank's actual and required capital ratios as of December 31, 2014 and December 31, 2013 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$129,415	10.00%
C1 Bank	190,019	14.68%	103,523	8.00%	129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%	77,649	6.00%
C1 Bank	184,695	14.27%	51,762	4.00%	77,642	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%	77,562	5.00%
C1 Bank	184,695	11.91%	62,045	4.00%	77,556	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
C1 Financial, Inc.	$124,020	10.97%	$90,407	8.00%	$113,008	10.00%
C1 Bank	124,020	10.97%	90,407	8.00%	113,008	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	120,008	10.62%	45,203	4.00%	67,805	6.00%
C1 Bank	120,008	10.62%	45,203	4.00%	67,805	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	120,008	9.36%	51,292	4.00%	64,115	5.00%
C1 Bank	120,008	9.36%	51,292	4.00%	64,115	5.00%

During 2014, the Parent Company raised an additional $57.9 million in capital through the issuance of common stock (including $42.3 million in the Initial Public Offering – as mentioned in Note 2), of which $57.4 was invested in the Bank during 2014 and $0.5 million was left at the Parent Company.

At December 31, 2014, the Bank could have paid dividends to the Company of approximately $31.8 million without the prior consent and approval of its regulatory agencies.

NOTE 17 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following tables provide condensed financial information for the Parent Company of C1 Financial, Inc.

Condensed Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$505	$-
Investment in subsidiary	185,945	121,814
Other assets	188	-
Total assets	$186,638	$121,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity	$186,638	$121,814
Total liabilities and stockholders’ equity	$186,638	$121,814

Condensed Income Statements

	2014	2013
Equity in undistributed income of subsidiary	$6,724	$-
Net income	$6,724	$-
Comprehensive income	$6,724	$-

Condensed Statements of Cash Flows

	2014	2013
Cash flows from operating activities
Net income	$6,724	$-
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(6,724)	-
Net cash from operating activities	-	-
Cash flows from investing activities
Investment in subsidiary	(57,407)	-
Net cash from investing activities	(57,407)	-
Cash flows from financing activities
Net proceeds from issuance of common stock	57,907	-
Other	5	-
Net cash from financing activities	57,912	-
Net change in cash and cash equivalents	505	-
Cash and cash equivalents at beginning of the period	-	-
Cash and cash equivalents at end of the period	$505	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2014, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics and Business Conduct that is designed to ensure that our directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in C1 Financial’s best interest.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Executive Officers and Directors;
•	Stock Ownership Matters (under the heading, ”Section 16(a) Beneficial Ownership Reporting Compliance”); and
•	Board of Directors, Board Meetings and Committees (under the heading, “Committees of the Board of Directors”).

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders:

•	Executive Compensation
•	Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders entitled “Stock Ownership Matters” (under the heading, “Security Ownership of Management and Certain Beneficial Owners”).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Board of Directors, Board Meetings and Committees” (under the heading, “Director Independence”).

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders entitled “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Income Statements — Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013, and 2012

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C1 FINANCIAL INC.

By:	/s/ Trevor R. Burgess
Trevor R. Burgess
President & Chief Executive Officer

Date:	February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor R. Burgess	President & Chief Executive Officer and Director	February 20, 2015
Trevor R. Burgess	(principal executive officer)

/s/ Cristian A. Melej	Chief Financial Officer	February 20, 2015
Cristian A. Melej	(principal financial and accounting officer)

/s/ Brian D. Burghardt	/s/ Phillip L. Burghardt
Brian D. Burghardt, Director	Phillip L. Burghardt, Director
February 20, 2015	February 20, 2015

/s/ Marcelo Faria de Lima	/s/ Robert P. Glaser
Marcelo Faria de Lima, Director	Robert P. Glaser, Director
February 20, 2015	February 20, 2015

/s/ Neil D. Grossman	/s/ Duane L. Moore
Neil D. Grossman, Director	Duane L. Moore, Director
February 20, 2015	February 20, 2015

/s/ Kathryn B. Pemble	/s/ William H. Sedgeman, Jr.
Kathryn B. Pemble, Director	William H. Sedgeman, Jr., Director
February 20, 2015	February 20, 2015

/s/ Adelaide Alexander Sink	/s/ Ryan L. Snyder
Adelaide Alexander Sink, Director	Ryan L. Snyder, Director
February 20, 2015	February 20, 2015

Exhibit Index
Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.1	C1 Financial, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.2	C1 Bank Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.3	C1 Financial, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-1 Registration Statement (#333-197360) filed on July 11, 2014)

23*	Consent of Crowe Horwath LLP

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

