Form 10-Q
period 2015-03-31
C1 Financial, Inc.
filed 2015-04-17
CIK 1609132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐ No ☐

Indicate the number of shares outstanding of the issuer’s common stock, par value $1.00 per share, as of April 17, 2015: 16,100,966.

C1 FINANCIAL, INC. AND SUBSIDIARIES
INDEX

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

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, the following:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A of Part I of the Annual Report of C1 Financial, Inc. on Form 10-K for the year ended December 31, 2014.

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

Part I
Financial Information

Item 1.    Financial Statements

C1 Financial, Inc.

Consolidated Balance Sheets (Unaudited)
March 31, 2015 and December 31, 2014

(Dollars in thousands, except per share data)
(Balance Sheet data at December 31, 2014 is derived from audited financial statements)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$182,824	$185,703
Federal Home Loan Bank stock, at cost	9,989	9,224
Loans receivable (net of allowance of $5,787 at March 31, 2015 and $5,324 at December 31, 2014)	1,245,938	1,179,056
Premises and equipment, net	64,973	64,075
Other real estate owned, net	30,321	34,916
Bank-owned life insurance (BOLI)	43,999	43,907
Accrued interest receivable	3,668	3,490
Core deposit intangible	904	987
Prepaid expenses	5,660	5,243
Other assets	8,463	10,090
Total assets	$1,596,739	$1,536,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$318,510	$278,543
Interest bearing	881,318	888,959
Total deposits	1,199,828	1,167,502
Federal Home Loan Bank advances	202,500	178,500
Other liabilities	4,599	4,051
Total liabilities	1,406,927	1,350,053
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 shares issued and outstanding at both March 31, 2015 and December 31, 2014	16,101	16,101
Additional paid-in capital	148,122	148,122
Retained earnings	25,589	22,415
Accumulated other comprehensive income	-	-
Total stockholders’ equity	189,812	186,638
Total liabilities and stockholders’ equity	$1,596,739	$1,536,691

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014 (1)
Interest income
Loans, including fees	$17,564	$14,985
Securities	3	28
Federal funds sold and other	202	182
Total interest income	17,769	15,195
Interest expense
Savings and interest-bearing demand deposits	602	508
Time deposits	784	982
Federal Home Loan Bank advances	808	544
Other borrowings	-	15
Total interest expense	2,194	2,049
Net interest income	15,575	13,146
Provision for loan losses	191	36
Net interest income after provision for loan losses	15,384	13,110
Noninterest income
Gains on sales of securities	-	-
Gains on sales of loans	230	744
Service charges and fees	567	594
Bargain purchase gain	-	41
Gains on sales of other real estate owned, net	348	277
Bank-owned life insurance	92	36
Mortgage banking fees	-	43
Other noninterest income	365	305
Total noninterest income	1,602	2,040
Noninterest expense
Salaries and employee benefits	5,217	4,467
Occupancy expense	1,212	1,063
Furniture and equipment	756	640
Regulatory assessments	361	350
Network services and data processing	1,084	851
Printing and office supplies	58	105
Postage and delivery	84	55
Advertising and promotion	826	883
Other real estate owned related expense, net	593	620
Other real estate owned – valuation allowance expense	31	379
Amortization of intangible assets	83	154
Professional fees	698	596
Loan collection expenses	84	148
Other noninterest expense	748	686
Total noninterest expense	11,835	10,997
Income before income taxes	5,151	4,153
Income tax expense	1,977	1,627
Net income	$3,174	$2,526
Earnings per common share:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20

(1) Per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net income	$3,174	$2,526
Other comprehensive income:
Unrealized gains/losses on available for sale securities:
Unrealized holding gains arising during the period	-	182
Reclassification adjustments for gains included in net income*	-	-
Tax effect*	-	(71)
Total other comprehensive income, net of tax	-	111
Comprehensive income	$3,174	$2,637

*	Amounts for realized gains on available for sale securities are included in gains on sales of securities in the consolidated income statements. Income taxes associated with the unrealized holding gains arising during the period, net of the reclassification adjustments for gains included in net income for the three months ended March 31, 2015 and 2014 were $0 and $(71), respectively. The amounts related to income taxes on gains included in net income are included in income tax expense in the consolidated income statements.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)
Three months ended March 31, 2015 and 2014

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2014	$12,217	$93,906	$15,691	$-	$121,814

Issuance of common stock, net of costs of $0 (834,800 shares) (1)	835	11,630	-	-	12,465

Net income	-	-	2,526	-	2,526

Other comprehensive income	-	-	-	111	111

Balance at March 31, 2014	$13,052	$105,536	$18,217	$111	$136,916

Balance at January 1, 2015	$16,101	$148,122	$22,415	$-	$186,638
Net income	-	-	3,174	-	3,174
Other comprehensive income	-	-	-	-	-

Balance at March 31, 2015	$16,101	$148,122	$25,589	$-	$189,812

———————————————

(1) Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
Three months ended March 31, 2015 and 2014

(Dollars in thousands, except per share data)

	2015	2014
Cash flows from operating activities
Net income	$3,174	$2,526
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	191	36
Depreciation	791	637
Net accretion of purchase accounting adjustments	(518)	(770)
Accretion of loan discount	(58)	(68)
Amortization of other intangible assets	83	154
Increase in other real estate owned valuation allowance	31	379
Increase in cash surrender value of BOLI	(92)	(36)
Bargain purchase gain	-	(41)
Net change in deferred income tax expense (benefit)	23	(365)
Gains on sales of loans	(230)	(744)
Gains on sales of other real estate owned, net	(348)	(277)
Change in assets and liabilities:
Accrued interest receivable and other assets	1,009	(1,323)
Other liabilities	623	566
Net cash from operating activities	4,679	674
Cash flows from investing activities
Loan originations, net of repayments	(68,567)	2,701
Proceeds from loans sold	1,983	6,794
Proceeds from sales of other real estate owned	5,140	3,222
Purchases of Federal Home Loan Bank stock	(1,992)	-
Proceeds from sales of Federal Home Loan Bank stock	1,227	246
Purchases of premises and equipment	(1,689)	(3,612)
Net cash transferred in bank acquisition	-	41
Net cash from investing activities	(63,898)	9,392
Cash flows from financing activities
Net proceeds from issuance of common stock	-	12,465
Net change in deposits	32,340	74,278
Repayment of Federal Home Loan Bank advances	(16,000)	-
Proceeds from Federal Home Loan Bank advances	40,000	-
Net cash from financing activities	56,340	86,743
Net change in cash and cash equivalents	(2,879)	96,809
Cash and cash equivalents at beginning of the period	185,703	143,452
Cash and cash equivalents at end of the period	$182,824	$240,261
Supplemental information:
Cash paid during the period for interest	$2,202	$1,981
Cash paid during the period for income taxes	2,229	2,720
Non-cash items:
Transfers from loans to other real estate owned	228	512

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

NOTES TO Consolidated FINANCIAL Statements

(Unaudited)
March 31, 2015 and 2014

(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 include C1 Financial, Inc. (“Parent Company”) and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as “the Company”.

C1 Bank is a state chartered bank and is subject to the regulations of certain government agencies. The Bank provides a variety of banking services to individuals through its 30 banking centers and one loan production office located in nine counties (Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, and Orange). Its primary deposit products are checking, money market, savings, and term certificate accounts, and its primary lending products are commercial real estate loans, residential real estate loans, commercial loans, and consumer loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on real estate values and general economic conditions.

The consolidated financial information included herein as of and for the three months ended March 31, 2015 and 2014 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. Certain account reclassifications have been made to the 2014 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2014 net income or stockholders’ equity. The results for the three months ended March 31, 2015 are not indicative of annual results. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2014 consolidated balance sheet was derived from the Company’s December 31, 2014 audited Consolidated Financial Statements.

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

NOTE 3 – INVESTMENT SECURITIES

C1 Financial, Inc.’s Directors’ Asset Liability Committee resolved in early 2013 that improving economic conditions could begin to put upward pressure on interest rates in 2013 and beyond, especially considering the fact that rates still remain at historically low levels. Given the concern relative to this economic and interest rate scenario, the Committee made the decision to sell all marketable securities in the Bank’s portfolio. These actions, taken in September and August of 2013, eliminated the mark-to-market risk that holding the securities would have posed in a rising interest rate environment and allowed the excess funds to be redeployed into loans. As a result, the Bank had no securities available for sale as of March 31, 2015 and December 31, 2014. In addition, there were no sales of securities available for sale for the three months ended March 31, 2015 and 2014.

As of March 31, 2014, the Bank carried $938 thousand of equity securities corresponding to a fund investment from an acquired bank, which was converted to equity shares as a result of a public offering. These shares were sold at a gain during the three months ended June 30, 2014.

NOTE 4 – LOANS

The loan portfolio was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Real estate
Residential	$229,011	$224,416
Commercial	758,151	723,577
Construction	111,127	107,436
Total real estate	1,098,289	1,055,429
Commercial	72,387	75,360
Consumer	85,930	57,733
Total loans, gross	1,256,606	1,188,522
Less:
Net deferred loan fees	(4,881)	(4,142)
Allowance for loan losses	(5,787)	(5,324)
Total loans, net	$1,245,938	$1,179,056

The Bank has divided the loan portfolio into various loan classes, each with different risk characteristics and methodologies for assessing risk. The loan classes identified are as follows:

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

Commercial real estate loans are typically segmented into categories such as office buildings and condominiums, retail buildings and shopping centers, warehouse and other. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the Bank’s policies approved by the Board of Directors. Such standards include, among other factors, loan to value limits, cash flow and debt service coverage, and general creditworthiness of the obligors.

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

Consumer loans are extended for various purposes. This loan class also includes home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the primary and secondary sources of repayment.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

Three Months Ended March 31, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$820	$3,423	$416	$373	$292	$5,324

Loans charged-off	-	(1)	-	-	(3)	(4)
Recoveries	69	112	23	33	39	276
Net recoveries	69	111	23	33	36	272

Provision (reversal of provision) for loan losses	41	(56)	40	24	142	191
Ending balance	$930	$3,478	$479	$430	$470	$5,787

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

Three Months Ended March 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$439	$1,860	$241	$537	$335	$3,412

Loans charged-off	-	(157)	-	(9)	(2)	(168)
Recoveries	160	89	83	13	1	346
Net (charge-offs) recoveries	160	(68)	83	4	(1)	178

Provision (reversal of provision) for loan losses	(186)	220	(107)	83	26	36
Ending balance	$413	$2,012	$217	$624	$360	$3,626

The following table provides the allocation of the allowance for loan losses by portfolio segment at March 31, 2015:

March 31, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$103	$328	$-	$127	$-	$558
Purchased credit impaired loans	32	17	4	-	-	53
Total Specific Reserves	135	345	4	127	-	611
General Reserves	795	3,133	475	303	470	5,176
Total	$930	$3,478	$479	$430	$470	$5,787

Loans:
Individually evaluated for impairment	$1,782	$5,151	$91	$941	$1	$7,966
Purchased credit impaired loans	6,575	19,327	1,474	673	65	28,114
Collectively evaluated for impairment	220,654	733,673	109,562	70,773	85,864	1,220,526
Total ending loans balance	$229,011	$758,151	$111,127	$72,387	$85,930	$1,256,606

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2014:

December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$107	$339	$-	$68	$-	$514
Purchase credit impaired loans	46	37	8	-	1	92
Total Specific Reserves	153	376	8	68	1	606
General Reserves	667	3,047	408	305	291	4,718
Total	$820	$3,423	$416	$373	$292	$5,324

Loans:
Individually evaluated for impairment	$1,813	$5,395	$230	$1,013	$104	$8,555
Purchase credit impaired loans	6,580	19,360	1,480	687	66	28,173
Collectively evaluated for impairment	216,023	698,822	105,726	73,660	57,563	1,151,794
Total ending loans balance	$224,416	$723,577	$107,436	$75,360	$57,733	$1,188,522

The following table presents loans individually evaluated for impairment by portfolio segment as of March 31, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Residential real estate	$1,388	$1,277	$-	$1,643	$1,464	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	4,284	3,795	-	4,346	4,000	-
Nonowner occupied	602	532	-	608	553	-
Secured by farmland	185	143	-	185	143	-
Construction	128	91	-	280	230	-
Commercial	920	725	-	1,007	777	-
Consumer	2	1	-	169	104	-
With allowance recorded:
Residential real estate	530	505	103	364	349	107
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	736	681	328	776	699	339
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	248	216	127	314	236	68
Consumer	-	-	-	-	-	-

Total	$9,023	$7,966	$558	$9,692	$8,555	$514

Average impaired loans and related interest income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,300	$-	$-	$606	$-	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	3,861	-	-	3,758	13	-
Nonowner occupied	548	-	-	941	-	-
Secured by farmland	143	-	-	1,936	-	-
Construction	130	-	-	6	-	-
Commercial	732	-	-	271	4	-
Consumer	2	-	-	79	-	-
With allowance recorded:
Residential real estate	539	-	-	237	2	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	684	4	-	832	5	-
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	223	1	-	848	3	-
Consumer	-	-	-	-	-	-

Total	$8,162	$5	$-	$9,514	$27	$-

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,136	$-
Commercial real estate	13,752	-
Construction	304	-
Commercial	1,511	-
Consumer	1	-
Total	$19,704	$-

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,168	$-
Commercial real estate	14,582	-
Construction	449	-
Commercial	1,591	-
Consumer	104	-
Total	$20,894	$-

The reported amounts as of March 31, 2015 and December 31, 2014 include nonaccrual purchased credit impaired loans of $12,370 and $12,980, respectively. Loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2015
Residential real estate	$1,002	$68	$4,136	$5,206	$223,805	$229,011
Commercial real estate
Multifamily	356	-	-	356	31,777	32,133
Owner occupied	322	488	9,982	10,792	228,847	239,639
Nonowner occupied	482	-	3,627	4,109	425,519	429,628
Secured by farmland	-	-	143	143	56,608	56,751
Construction	-	-	304	304	110,823	111,127
Commercial	64	-	1,511	1,575	70,812	72,387
Consumer	99	-	1	100	85,830	85,930
Total	$2,325	$556	$19,704	$22,585	$1,234,021	$1,256,606

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Residential real estate	$1,256	$165	$4,168	$5,589	$218,827	$224,416
Commercial real estate
Multifamily	356	-	-	356	32,545	32,901
Owner occupied	1,829	-	10,261	12,090	219,146	231,236
Nonowner occupied	2,593	-	4,178	6,771	392,831	399,602
Secured by farmland	-	-	143	143	59,695	59,838
Construction	85	-	449	534	106,902	107,436
Commercial	550	-	1,591	2,141	73,219	75,360
Consumer	49	48	104	201	57,532	57,733
Total	$6,718	$213	$20,894	$27,825	$1,160,697	$1,188,522

Troubled Debt Restructurings:

The following table is a summary of troubled debt restructurings that were performing in accordance with the restructured terms at March 31, 2015:

March 31, 2015	Number of Loans	Recorded Investment
Residential real estate	-	$-
Commercial real estate
Multifamily	-	-
Owner occupied	1	528
Nonowner occupied	1	372
Secured by farmland	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	2	$900

The Bank had no nonaccruing troubled debt restructurings and was not committed to lend any additional amounts as of March 31, 2015 to customers with outstanding loans that were classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2015 and 2014.

The following table is a summary of troubled debt restructurings that were performing in accordance with the restructured terms at December 31, 2014:

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

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2015 and 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not meeting the criteria above include homogeneous loans, which includes residential real estate and consumer loans. The credit quality indicators used for loans not meeting the criteria above are payment status and historical payment experience. As of March 31, 2015 and December 31, 2014, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Residential real estate	$220,821	$2,199	$5,991	$-	$229,011
Commercial real estate
Multifamily	32,133	-	-	-	32,133
Owner occupied	216,303	8,557	14,779	-	239,639
Nonowner occupied	421,242	4,759	3,627	-	429,628
Secured by farmland	55,955	653	143	-	56,751
Construction	108,869	1,342	916	-	111,127
Commercial	70,444	304	1,639	-	72,387
Consumer	85,799	55	76	-	85,930
Total	$1,211,566	$17,869	$27,171	$-	$1,256,606

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Residential real estate	$215,998	$2,405	$6,013	$-	$224,416
Commercial real estate
Multifamily	32,667	234	-	-	32,901
Owner occupied	205,078	11,059	15,099	-	231,236
Nonowner occupied	389,430	5,994	4,178	-	399,602
Secured by farmland	59,022	673	143	-	59,838
Construction	105,027	1,357	1,052	-	107,436
Commercial	73,321	311	1,728	-	75,360
Consumer	57,568	61	104	-	57,733
Total	$1,138,111	$22,094	$28,317	$-	$1,188,522

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans at March 31, 2015 and December 31, 2014 was approximately $28,060 and $28,081, respectively.

The Bank maintained an allowance for loan losses of $53 and $92 at March 31, 2015 and December 31, 2014, respectively, for loans acquired with deteriorated quality. During the three months ended March 31, 2015 and 2014, the Bank accreted $141 and $149, respectively, into interest income on these loans. The remaining accretable discount was $2,280 at March 31, 2015. The Bank did not transfer any nonaccretable discount on these loans during the periods presented.

NOTE 5 – FAIR VALUES

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

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. The fair value of investment securities available for sale is considered a Level 2 in the fair value hierarchy and is measured on a recurring basis.

The Company had no securities available for sale or any other assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

The fair values of impaired loans with specific allocations of the allowance for loan losses and other real estate owned are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2015 and December 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair values of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy and are measured on a nonrecurring basis.

The following tables present assets reported on the balance sheet at their fair value by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014. As required by Accounting Standards Codification (“ASC”) 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of assets measured on a nonrecurring basis was as follows at March 31, 2015:

	March 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired Loans
Residential real estate	$-	$-	$402
Commercial real estate	-	-	353
Construction	-	-	-
Commercial	-	-	89
Consumer	-	-	-
Total Impaired Loans	-	-	844
Other real estate owned
Residential	-	-	1,401
Commercial	-	-	11,586
Total other real estate owned	-	-	12,987
Total	$-	$-	$13,831

Impaired loans, which had a specific allowance for loan losses allocated, had a recorded investment of $1,402 with a valuation allowance of $558 at March 31, 2015. The recorded investment reflected a provision for loan losses of $45 for the three months ended March 31, 2015.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $12,987 (outstanding balance of $16,767, net of a valuation allowance of $3,780) at March 31, 2015. The net carrying amount reflected write-downs of $31 for the three months ended March 31, 2015.

The fair value of assets measured on a nonrecurring basis was as follows at December 31, 2014:

	December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired Loans
Residential real estate	$-	$-	$242
Commercial real estate	-	-	360
Construction	-	-	-
Commercial	-	-	168
Consumer	-	-	-
Total Impaired Loans	-	-	770
Other real estate owned
Residential	-	-	2,337
Commercial	-	-	12,867
Total other real estate owned	-	-	15,204
Total	$-	$-	$15,974

Impaired loans, which had a specific allowance for loan losses allocated, had a recorded investment of $1,284 with a valuation allowance of $514 at December 31, 2014. The recorded investment reflected a provision for loan losses of $97 for the three months ended March 31, 2014.

Other real estate owned had a net carrying amount of $15,204 (outstanding balance of $20,054, net of a valuation allowance of $4,850) at December 31, 2014. The net carrying amount reflected write-downs of $379 for the three months ended March 31, 2014.

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate that value. These financial assets and liabilities are reported in the Company’s consolidated balance sheets at their carrying amounts. Fair value methods and assumptions are periodically evaluated by the Company.

Cash and cash equivalents – For these short-term highly liquid instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – Fair values for investment securities, excluding Federal Home Loan Bank stock, are discussed above. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

Loans – The fair value measurement of certain impaired loans is discussed above. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. An overall valuation adjustment was made for specific credit risks as well as general portfolio credit risk. The methods utilized to estimate the fair value do not necessarily represent an exit price.

Accrued interest receivable and payable – The carrying amount of accrued interest receivable and payable approximates fair value due to the short-term nature of these financial instruments.

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at March 31, 2015 and December 31, 2014, resulting in a Level 1 classification in the fair value hierarchy. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, resulting in a Level 2 classification in the fair value hierarchy.

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

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at March 31, 2015 and December 31, 2014.

The estimated fair values of the Bank's financial assets and liabilities at March 31, 2015 and December 31, 2014 approximated as follows:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$182,824	$182,824	$-	$-
Loans, net	1,245,938	-	-	1,250,486
Accrued interest receivable	3,668	-	-	3,668
Financial liabilities
Deposits	$1,199,828	$926,316	$274,623	$-
Federal Home Loan Bank advances	202,500	-	203,258	-
Accrued interest payable	249	-	249	-

		Fair Value Measurements at December 31, 2014 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$185,703	$185,703	$-	$-
Loans, net	1,179,056	-	-	1,177,725
Accrued interest receivable	3,490	-	-	3,490
Financial liabilities
Deposits	$1,167,502	$854,246	$314,201	$-
Federal Home Loan Bank advances	178,500	-	178,162	-
Accrued interest payable	235	-	235	-

NOTE 6 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options).

There were no antidilutive common stock equivalents during the periods presented.

	Three months ended March 31,
	2015	2014 (1)
Basic
Net Income	$3,174	$2,526

Weighted average shares of common stock outstanding	16,100,966	12,499,890

Basic earnings per common share	$0.20	$0.20

Diluted
Net Income	$3,174	$2,526

Weighted average shares of common stock outstanding	16,100,966	12,499,890
Add: Dilutive effect of common stock equivalents	-	-
Average shares and dilutive potential common shares	16,100,966	12,499,890

Diluted earnings per common share	$0.20	$0.20

(1)	Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

NOTE 7 – REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Bank’s primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For March 31, 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (March 31, 2015) and Tier I leverage ratios as set forth in the table below. As of March 31, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the first quarter of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

The Company’s and Bank's actual and required capital ratios as of March 31, 2015 and December 31, 2014 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2015
Total capital to risk-weighted assets
C1 Financial, Inc.	$194,932	14.01%	$111,345	8.00%	$	N/A	N/A
C1 Bank	194,239	13.96%	111,337	8.00%		139,171	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	189,145	13.59%	83,509	6.00%		N/A	N/A
C1 Bank	188,452	13.54%	83,503	6.00%		111,337	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	189,145	13.59%	62,632	4.50%		N/A	N/A
C1 Bank	188,452	13.54%	62,627	4.50%		90,461	6.50%
Tier 1 capital to average assets
C1 Financial, Inc.	189,145	12.01%	63,021	4.00%		N/A	N/A
C1 Bank	188,452	11.96%	63,016	4.00%		78,771	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

	Fixed	Variable	Total
March 31, 2015
Unused lines of credit	$7,554	$46,731	$54,285
Standby letters of credit	1,637	182	1,819
Commitments to fund loans	23,535	165,412	188,947
Total	$32,726	$212,325	$245,051

December 31, 2014
Unused lines of credit	$3,549	$36,081	$39,630
Standby letters of credit	1,358	182	1,540
Commitments to fund loans	22,986	124,893	147,879
Total	$27,893	$161,156	$189,049

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Overview

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate from 30 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade and Orange Counties. As of December 31, 2014, we were the 18th largest bank headquartered in the state of Florida by assets and the 16th largest by equity, having grown both organically and through acquisitions, and we were the sixth fastest-growing bank in the country as measured by asset growth for the five-year period ending June 30, 2014.

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

Our net interest income was $15.6 million and $13.1 million in the three-month periods ended March 31, 2015 and March 31, 2014, respectively. In the three-month periods ended March 31, 2015 and March 31, 2014, our net income of $3.2 million and $2.5 million, respectively, represented a return on average assets, or ROAA, of 0.82% and 0.74%, respectively, and a return on average equity, or ROAE, of 6.81% and 8.03%, respectively. Our ratio of average equity to average assets in the three-month periods ended March 31, 2015 and March 31, 2014 was 11.99% and 9.24%, respectively.

Our assets totaled $1.597 billion and $1.537 billion as of March 31, 2015 and December 31, 2014, respectively. Loans receivable, net, as of March 31, 2015 and December 31, 2014 were $1.246 billion and $1.179 billion, respectively. Total deposits were $1.2 billion and $1.168 billion as of March 31, 2015 and December 31, 2014, respectively.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required for each loan class using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral-dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of valuation allowance in accordance with the accounting policy for the allowance for loan losses.

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of March 31, 2015, approximately 26% of our loan portfolio consisted of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans (except for First Community Bank of Southwest Florida, since acquisition was completed less than 2 years ago with loans transferred at fair value).

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each class of loans (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to the other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and loan review process. Each of the adjustment factors is graded in a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk rating adjustment factor is determined at the loan level, based on the individual risk rating of each loan.

As of March 31, 2015, approximately 74% of our loan portfolio consists of loans originated by C1 Bank from 2010 to the present and, as such, may not be seasoned. Generally, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions.

For this analysis, we first looked at two- and three-year median loss rates for all U.S. banks, which were both below loss rates in the C1 Bank originated loan portfolio after factoring in management adjustments. Understanding that the median peer loss rates may not capture specifics of the C1 Bank originated loans, such as profitability, asset growth and geographical location, among others, we performed a regression-based study of credit-loss rates for all commercial banks in the United States over a three-year period ending in 2013. The model incorporated the following variables: amount of past due loans, geography, capitalization, bank age, management, asset size, asset quality, earnings, and credit risk. We completed this analysis during the second quarter of 2014 and it was first used for the calculation of the allowance for loan losses as of June 30, 2014.

This peer analysis affects the determination of our allowance for loan losses, as we use the highest of the actual losses and the outcome of the analysis as the input for the calculation of the general component of the allowance for loan losses for the C1 Bank originated loans. The peer analysis will be updated during the first quarter of each year and will be used as an element for the calculation of the allowance for loan losses during that specific year. The purpose of using the highest of actual and peer analysis loss rates is to prevent relying on lower C1 Bank originated loan loss rates, which could actually be caused by an unseasoned portfolio and may not effectively capture the probable incurred losses in the C1 Bank originated loan portion of our portfolio.

During the first quarter of 2015, we updated the analysis applying the same statistical regression for the two and three year periods ending in 2014, and the result was used as an element to the calculation of the allowance for loan losses as of March 31, 2015.

We view this peer analysis as a short-term proxy until we develop additional loss history for the C1 Bank originated loans that approximate a full business cycle. The average business cycle length according to the National Bureau of Economic Research during the last 11 business cycles has been close to six years, and the FDIC defines seven years as a de novo period for extended supervisory activities for new charters (although we are not a de novo institution). By the end of 2015, our first loans (2010 vintage) will be completing 6 years since origination, in line with the average U.S. business cycle and close to the 7 year de novo period defined by the FDIC. We expect our historical losses to become more representative as we get closer to this point.

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

Loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral-dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

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

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards on our financial statements. However, at March 31, 2015 and December 31, 2014, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

Results of Operations

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of our interest-earning assets and interest-bearing liabilities. Net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, as well as from accretion of discounts on acquired loans. Our interest-earning assets include loans, securities available for sale and other securities, Federal funds sold and balances at the Federal Reserve Bank, time deposits in other financial institutions, and Federal Home Loan Bank (“FHLB”) stock. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization of premiums on purchased time deposits and debt. Our interest-bearing liabilities include deposits, advances from the FHLB, and other borrowings.

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

Our net interest income increased 18.5% to $15.6 million in the three-month period ended March 31, 2015 from $13.1 million in the three-month period ended March 31, 2014, primarily due to increased average balances, higher yields on loans and improvements in deposit mix. Net interest margin in the three-month period ended March 31, 2015 increased to 4.56% from 4.41% in the three-month period ended March 31, 2014, mainly due to the yield on average earning assets increasing 11 basis points (bps).

Interest income increased 16.9% to $17.8 million in the three-month period ended March 31, 2015 from $15.2 million in the three-month period ended March 31, 2014, primarily due to higher average balances of and yields earned on interest-earning assets. In the three-month period ended March 31, 2015, average interest-earning assets increased to $1.384 million from $1.209 million in the three-month period ended March 31, 2014, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by acquired loans rolling off). The average yield earned on interest-earning assets increased to 5.21% in the three-month period ended March 31, 2015 from 5.10% in the three-month period ended March 31, 2014, primarily due to a higher yield on loans. The yield on loans was enhanced by greater loan fees and partially offset by a lower effect of accretion income on acquired loans from First Community Bank of Southwest Florida in 2013. The yield on interest-earning assets also improved due to a lower share of cash investments as a percentage of average interest-earning assets. Average loans receivable as a percentage of average interest-earning assets increased from 86.2% in the three-month period ended March 31, 2014 to 87.3% in the three-month period ended March 31, 2015.

Interest expense increased 7.1% to $2.2 million in the three-month period ended March 31, 2015 from $2.0 million in the three-month period ended March 31, 2014, primarily due to an increase in the average balances of and rates paid on interest-bearing liabilities. In the three-month period ended March 31, 2015, average interest-bearing liabilities increased to $1.082 million from $1.037 million in the three-month period ended March 31, 2014, mainly due to longer term borrowings from the FHLB. In addition, the average rate paid on interest-bearing liabilities increased from 0.80% to 0.82%, primarily due to a higher rate on FHLB borrowings. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB borrowings was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.64% in the three-month period ended March 31, 2015 when compared to 0.68% in the three-month period ended March 31, 2014, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 43.0% to $301.1 million in the three-month period ended March 31, 2015 (representing 25.4% of total average deposits), from $210.5 million in the three-month period ended March 31, 2014 (representing 19.3% of total average deposits).

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three-month period ended March 31,
	2015			2014
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:

Loans receivable(2)	$1,207,295	$17,564	5.90%	$1,042,129	$14,985	5.83%
Securities available for sale and other securities	250	3	4.56%	260	28	43.94%
Federal funds sold and balances at Federal Reserve Bank	166,413	97	0.24%	158,256	88	0.23%
FHLB stock	10,001	105	4.25%	8,180	94	4.64%
Total interest-earning assets	1,383,959	17,769	5.21%	1,208,825	15,195	5.10%
Noninterest-earning assets:
Cash and due from banks	38,175			52,147
Other assets(3)	154,285			118,684
Total noninterest-earning assets	192,460			170,831
Total assets	$1,576,419			$1,379,656

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$290,695	784	1.09%	$366,686	982	1.09%
Money market	409,553	445	0.44%	333,069	349	0.43%
Negotiable order of withdrawal (NOW)	145,943	136	0.38%	144,897	138	0.39%
Savings	38,788	21	0.22%	38,000	21	0.22%
Total interest-bearing deposits	884,979	1,386	0.64%	882,652	1,490	0.68%
Other interest-bearing liabilities:
FHLB advances	197,000	808	1.66%	151,224	544	1.46%
Other borrowings	-	-	0.00%	3,000	15	1.97%
Total interest-bearing liabilities	1,081,979	2,194	0.82%	1,036,876	2,049	0.80%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	301,097			210,523
Other liabilities	4,289			4,728
Stockholders’ equity	189,054			127,529
Total noninterest-bearing liabilities and stockholders’ equity	494,440			342,780
Total liabilities and stockholders’ equity	$1,576,419			$1,379,656
Interest rate spread (taxable-equivalent basis)			4.39%			4.30%
Net interest income (taxable-equivalent basis)		$15,575			$13,146
Net interest margin (taxable-equivalent basis)			4.56%			4.41%
Average interest-earning assets to average interest-bearing liabilities			127.91%			116.58%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs of $913 thousand and $399 thousand in the three-month periods ended March 31, 2015 and 2014, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The table below details the components of the changes in net interest income for the three-month period ended March 31, 2015 when compared to the three-month period ended March 31, 2014. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to average rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

	Three-month period ended March 31, 2015 Compared to Three- month period ended March 31, 2014 Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$2,401	$178	$2,579
Securities available for sale and other securities	(1)	(24)	(25)
Federal funds sold and balances at Federal Reserve Bank	5	4	9
FHLB stock	19	(8)	11
Total interest income(2)	2,424	150	2,574
Interest expense from deposits and borrowings:
Time deposits	(205)	7	(198)
Money market deposit accounts	83	13	96
NOW accounts	1	(3)	(2)
Savings deposits	-	-	-
FHLB advances	181	83	264
Other borrowings	(8)	(7)	(15)
Total interest expense	52	93	145
Change in net interest income	$2,372	$57	$2,429

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs of $913 thousand and $399 thousand in the three-month periods ended March 31, 2015 and 2014, respectively.

The $2.6 million increase in interest income when comparing the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014 was primarily due to changes in loan volumes and yields. Higher average loan balances and yields increased interest income $2.4 million and $178 thousand, respectively. The $145 thousand increase in interest expense when comparing the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014 was primarily due to changes in volumes and rates of FHLB borrowings. Higher average balances and rates of FHLB borrowings increased interest expense $181 thousand and $83 thousand, respectively, for a total increase of $264 thousand. Partially offsetting the increase in interest expense due to FHLB borrowings was $104 thousand less in interest expense due to changes in interest-bearing deposit volumes and rates, which reflected an improvement in the deposit mix.

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

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

Our provision for loan losses increased to $191 thousand for the three-month period ended March 31, 2015 from $36 thousand for the three-month period ended March 31, 2014. This amount was primarily driven by $450 thousand of allowance for new loans funded during the quarter, partially offset by $272 thousand net recoveries, combined with $30 thousand reduction in general reserves related to existing loans (primarily acquired loans as a result of credit quality improvements reflected in a net recovery position) and a $43 thousand increase in specific reserves for impaired and purchased credit impaired loans. Our provision for loan losses for the first quarter of 2014 was primarily driven by growth in originated loans during the period, mainly offset by net recoveries of $178 thousand.

Noninterest Income

Noninterest income includes gains on sales of securities, gains on sales of loans, service charges and fees, bargain purchase gain, gains on sales of other real estate owned, net, bank-owned life insurance, mortgage banking fees and other noninterest income.

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

Noninterest income decreased 21.5% to $1.6 million in the three-month period ended March 31, 2015 from $2.0 million in the three-month period ended March 31, 2014, primarily due to a $514 thousand decline in gains on sales of Small Business Administration (“SBA”) loans. The decrease in gains on sales of SBA loans was mainly a result of the lower volume of loans sold, which depends on multiple factors such as loan originations, mix between marketable and portfolio loans (depending on loan type, terms and market conditions) and funding timing for loans available to be sold. The decline in gains on sales of SBA loans was partially offset by increases in gains on sales of OREO ($71 thousand) and income from BOLI ($56 thousand). The higher gains on sales of OREO were due to our continued effort to sell properties and the higher income from BOLI was due to the additional $35.0 million investment completed in December 2014, the income from which was not fully reflected as the ramp-up investment period was still in process during the first quarter of 2015.

The following table sets forth the components of noninterest income for the periods indicated:

	Three-month periods ended March 31,
	2015	2014
	(in thousands)
Gains on sales of securities	$-	$-
Gains on sales of loans	230	744
Service charges and fees	567	594
Bargain purchase gain	-	41
Gains on sales of other real estate owned, net	348	277
Bank-owned life insurance	92	36
Mortgage banking fees	-	43
Other noninterest income	365	305
Total noninterest income	$1,602	$2,040

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, OREO expenses and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

Noninterest expense increased 7.6% to $11.8 million in the three-month period ended March 31, 2015 from $11.0 million in the three-month period ended March 31, 2014, primarily due to a $750 thousand increase in salaries and employee benefits, a $233 thousand increase in network services and data processing, a $149 thousand increase in occupancy expense and a $116 thousand increase in furniture and equipment. The increase in salaries and employee benefits was primarily related to growth in our base of employees and provisions for incentive compensation booked in 2015 based on our anticipated growth. The increase in noninterest expense in each of the other categories related mainly to the increased scale of our operations, including three additional banking centers since the end of the first quarter of 2014. The increase in noninterest expense was partially offset by a $348 thousand reduction in OREO valuation allowance expense.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three-month periods ended March 31,
	2015	2014
	(in thousands)
Salaries and employee benefits	$5,217	$4,467
Occupancy expense	1,212	1,063
Furniture and equipment	756	640
Regulatory assessments	361	350
Network services and data processing	1,084	851
Printing and office supplies	58	105
Postage and delivery	84	55
Advertising and promotion	826	883
Other real estate owned related expense	593	620
Other real estate owned-valuation allowance expense	31	379
Amortization of intangible assets	83	154
Professional fees	698	596
Loan collection expenses	84	148
Other noninterest expense	748	686
Total noninterest expense	$11,835	$10,997

In the three-month periods ended March 31, 2015 and March 31, 2014, our efficiency ratio was 68.9% and 72.4%, respectively. We also closely track average assets per employee and annualized revenue per employee, as measures of efficiency. Average assets per employee were $6.5 million in the three-month period ended March 31, 2015 as compared to $6.4 million in the three-month period ended March 31, 2014, and annualized revenue per employee was $326 thousand in the three-month period ended March 31, 2015 as compared to $322 thousand in the three-month period ended March 31, 2014, which reflected our efforts to achieve productivity gains as we grow our balance sheet. We had 244 full-time employees at March 31, 2015 and 215 at March 31, 2014.

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

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

In the three-month period ended March 31, 2015, we recorded income tax expense of $2.0 million (an effective income tax rate of 38.4%), compared to income tax expense of $1.6 million (an effective income tax rate of 39.2%) in the three-month period ended March 31, 2014. The increase in income tax expense was due primarily to our greater income before taxes, while the lower effective income tax rate was due mainly to our projected effective income tax rate, which incorporates the effect of the nontaxable BOLI investment funded in December 2014.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

In the three-month period ended March 31, 2015, our net income of $3.2 million, or $0.20 basic and diluted net income per common share, represented an ROAA of 0.82% and an ROAE of 6.81%. Our average equity-to-assets ratio (average equity divided by average total assets) in the three-month period ended March 31, 2015 was 11.99%. In comparison, in the three-month period ended March 31, 2014, our net income of $2.5 million, or $0.20 basic and diluted net income per common share, represented an ROAA of 0.74% and an ROAE of 8.03%. Our average equity-to-assets ratio in the three-month period ended March 31, 2014 was 9.24%.

Financial Condition

Our assets totaled $1.597 billion and $1.537 billion at March 31, 2015 and December 31, 2014, respectively. Loans receivable, net, as of March 31, 2015 and December 31, 2014 were $1.246 billion and $1.179 billion, respectively. Total deposits were $1.2 billion and $1.168 billion as of March 31, 2015 and December 31, 2014, respectively. Total liabilities, consisting of deposits, FHLB advances and other liabilities totaled $1.407 billion and $1.350 billion as of March 31, 2015 and December 31, 2014, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2015 were primarily due to organic growth.

Stockholders’ equity was $189.8 million and $186.6 million as of March 31, 2015 and December 31, 2014. The increase in stockholders’ equity was due to $3.2 million of net income earned during the three-month period ended March 31, 2015.

Loans

Our loan portfolio is our primary earning asset. Our strategy is to grow the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our credit policies and that produce revenues consistent with our financial objectives. We originate SBA loans which may be sold on the secondary market depending on loan terms and market conditions.

Loans by Class

The following table sets forth the carrying amounts of our loan portfolio by class as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)

Real estate:
Residential	$229,011	18.2	$224,416	18.9
Commercial	758,151	60.4	723,577	60.9
Construction	111,127	8.8	107,436	9.0
Total real estate	1,098,289	87.4	1,055,429	88.8
Commercial	72,387	5.8	75,360	6.3
Consumer	85,930	6.8	57,733	4.9
Total loans	1,256,606	100.0	1,188,522	100.0
Less:
Net deferred loan fees	(4,881)		(4,142)
Allowance for loan losses	(5,787)		(5,324)
Loans receivable, net	$1,245,938		$1,179,056

As of March 31, 2015 and December 31, 2014, 87.4% and 88.8%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
As of March 31, 2015
Real estate:
Residential	$22,350	$76,752	$129,909	$229,011
Commercial	82,977	366,473	308,701	758,151
Construction	30,950	55,707	24,470	111,127
Total real estate	136,277	498,932	463,080	1,098,289
Commercial	18,683	30,365	23,339	72,387
Consumer	2,953	75,677	7,300	85,930
Total loans	$157,913	$604,974	$493,719	$1,256,606

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
As of December 31, 2014
Real estate:
Residential	$21,030	$76,262	$127,124	$224,416
Commercial	91,071	368,497	264,009	723,577
Construction	22,140	51,022	34,274	107,436
Total real estate	134,241	495,781	425,407	1,055,429
Commercial	20,325	32,425	22,610	75,360
Consumer	1,279	42,108	14,346	57,733
Total loans	$155,845	$570,314	$462,363	$1,188,522

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
As of March 31, 2015
Real estate:
Residential	$65,893	$163,118	$229,011
Commercial	303,106	455,045	758,151
Construction	36,131	74,996	111,127
Total real estate	405,130	693,159	1,098,289
Commercial	35,965	36,422	72,387
Consumer	38,570	47,360	85,930
Total loans	$479,665	$776,941	$1,256,606

As of December 31, 2014
Real estate:
Residential	$63,395	$161,021	$224,416
Commercial	306,928	416,649	723,577
Construction	31,569	75,867	107,436
Total real estate	401,892	653,537	1,055,429
Commercial	37,312	38,048	75,360
Consumer	10,522	47,211	57,733
Total loans	$449,726	$738,796	$1,188,522

As part of our asset/liability management strategy, we rarely offer fixed-rate loans with maturity above five years. As of March 31, 2015, less than 3.0% of our total loans (and 1.5% of the loans in our originated loan portfolio) are fixed-rate with a maturity over 5 years. As of March 31, 2015, 61.8% of our total loans (and 58.6% of the loans in our originated loan portfolio) is made up of variable-rate loans. The fixed-rate portion of our originated portfolio has a weighted average time to maturity of 2.9 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and variable interest rate loans as of March 31, 2015:

	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
As of March 31, 2015
Maturity
One year or less	$66,081	$91,832	$157,913
One to five years	382,279	222,695	604,974
More than five years	31,305	462,414	493,719
Total loans	$479,665	$776,941	$1,256,606

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the three-month period ended March 31, 2015, we originated a total of $176.4 million of new loans, including $135.2 million of real estate loans ($10.9 million, $52.6 million and $71.7 million of which were residential, commercial and construction real estate loans, respectively), $11.8 million of commercial loans, and $29.4 million of consumer loans. As of March 31, 2015, the average loan size in our originated portfolio was $951 thousand. For the three-month period ended March 31, 2014, we originated a total of $44.6 million of new loans, including $41.0 million of real estate loans ($5.5 million, $15.2 million and $20.3 million of which were residential, commercial and construction real estate loans, respectively), $3.5 million of commercial loans, and $0.1 million of consumer loans.

	Three-month period ended March 31, 2015		Three-month period ended March 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New loan originations
Real estate:
Residential	$10,858	6.2	$5,501	12.3
Commercial	52,592	29.8	15,195	34.1
Construction	71,734	40.6	20,300	45.5
Total real estate	135,184	76.6	40,996	91.9
Commercial	11,757	6.7	3,524	7.9
Consumer	29,415	16.7	91	0.2
Total loans	$176,356	100.0	$44,611	100.0

The total loan origination amount in the three-month period ended March 31, 2015 reflected strong organic growth across our markets.

In addition to growing organically, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number and balance of loans outstanding after each transaction. Subsequently, these balances decline as these loans mature and are paid down. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of March 31, 2015 and December 31, 2014, the breakdown of our portfolio by originating bank was as follows:

	As of March 31, 2015
	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$925,511	73.7
Community Bank of Manatee	61,581	4.9
First Community Bank of America	129,367	10.3
The Palm Bank	23,026	1.8
First Community Bank of Southwest Florida	117,121	9.3
Total loans	$1,256,606	100.0

	As of December 31, 2014
	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$840,275	70.7
Community Bank of Manatee	64,121	5.4
First Community Bank of America	136,476	11.5
The Palm Bank	24,073	2.0
First Community Bank of Southwest Florida	123,577	10.4
Total loans	$1,188,522	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of nonperforming assets as rapidly as possible.

For certain acquired loans, there was evidence at acquisition of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balance and carrying amount of these purchased credit impaired loans at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Unpaid principal balance	$39,122	$38,831
Carrying amount, net of allowance of $53 and $92	28,060	28,081

Accretable yield, or income expected to be collected was $2.3 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively.

Foreign Outstandings

We have made commercial loans to three Brazilian corporations, which at March 31, 2015 and December 31, 2014 exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances at March 31, 2015 and December 31, 2014, of $42.4 million and $44.0 million, representing 2.7% and 2.9% of our total assets, respectively. Loans to foreign borrowers are made in accordance with our credit policy and procedures. The responsible loan officer follows up frequently with these borrowers to ensure proper loan servicing, including annual site visits that are conducted to inspect operations and collateral. Two of the loans are secured by a first lien on farmland appraised during 2014 at $56.4 million, of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank. Another loan is secured by a first lien on farmland appraised during 2015 at $49.2 million and the final loan is secured by closely held stock. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil.

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

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of March 31, 2015 and December 31, 2014, there were $19.7 million and $20.9 million, respectively, in nonperforming loans. If such nonperforming loans would have been current during the three-month period ended March 31, 2015, the year ended December 31, 2014 and the three-month period ended March 31, 2014, we would have recorded an additional $268 thousand, $1.1 million and $262 thousand of interest income, respectively. No interest income from nonperforming loans was recognized for the three-month period ended March 31, 2015, the year ended December 31, 2014 and the three-month period ended March 31, 2014.

As of March 31, 2015 and December 31, 2014, we had no accruing loans that were contractually past due 90 days or more as to principal and interest, and as of both of these dates, we had two troubled debt restructurings totaling $900 thousand and $906 thousand, respectively.

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

Loans totaling $27.2 million were classified substandard under the Bank’s policy at March 31, 2015, while loans totaling $28.3 were classified substandard under the Bank’s policy at December 31, 2014. The decrease in March 31, 2015 when compared to December 31, 2014 was mainly due to the work out of substandard loans as the Bank focuses its efforts in resolving nonperforming assets through foreclosure. The following tables set forth information related to the credit quality of our loan portfolio at March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Total
	(in thousands)
As of March 31, 2015
Real estate:
Residential	$220,821	$2,199	$5,991	$229,011
Commercial	725,633	13,969	18,549	758,151
Construction	108,869	1,342	916	111,127
Total real estate	1,055,323	17,510	25,456	1,098,289
Commercial	70,444	304	1,639	72,387
Consumer	85,799	55	76	85,930
Total loans	$1,211,566	$17,869	$27,171	$1,256,606

	Pass	Special Mention	Substandard	Total
	(in thousands)
As of December 31, 2014
Real estate:
Residential	$215,998	$2,405	$6,013	$224,416
Commercial	686,197	17,960	19,420	723,577
Construction	105,027	1,357	1,052	107,436
Total real estate	1,007,222	21,722	26,485	1,055,429
Commercial	73,321	311	1,728	75,360
Consumer	57,568	61	104	57,733
Total loans	$1,138,111	$22,094	$28,317	$1,188,522

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. We held $30.3 million of OREO as of March 31, 2015, a decline of $4.6 million from the $34.9 million as of December 31, 2014, mainly due to sales. Our ratio of total nonperforming assets to total assets improved to 3.13% at March 31, 2015 from 3.63% at December 31, 2014, primarily due to the decline in OREO.

The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and OREO to total assets as of the dates indicated, and certain other related information.

	As of
	March 31, 2015	December 31, 2014

Total nonperforming loans	$19,704	$20,894

OREO	30,321	34,916

Total nonperforming loans as a percentage of total loans	1.57%	1.76%

Total nonperforming assets as a percentage of total assets	3.13%	3.63%

Total accruing loans over 90 days delinquent as a percentage of total assets	0.00%	0.00%

Loans restructured as troubled debt restructurings	900	906

Troubled debt restructurings as a percentage of total loans	0.07%	0.08%

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

Our allowance for loan losses consists of two components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 450 (“nonimpaired loans”). This component is calculated for all nonimpaired loans on a collective basis in accordance with ASC 450. For additional discussion on our calculation of allowance for loan losses, see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses”.

The nonperforming loans related to acquired banks were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans originated by C1 Bank.

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below:

	As of
	March 31, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate:

Residential	$930	18.2	$820	18.9

Commercial	3,478	60.4	3,423	60.9

Construction	479	8.8	416	9.0

Total real estate	4,887	87.4	4,659	88.8

Commercial	430	5.8	373	6.3

Consumer	470	6.8	292	4.9

Total allowance for loan losses	$5,787	100.0	$5,324	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	Three-month period ended
	March 31,
	2015	2014
Allowance for loan losses at beginning of period	$5,324	$3,412
Charge-offs:
Residential real estate	-	-
Commercial real estate	(1)	(157)
Construction	-	-
Commercial	-	(9)
Consumer	(3)	(2)
Total charge-offs	(4)	(168)
Recoveries:
Residential real estate	69	160
Commercial real estate	112	89
Construction	23	83
Commercial	33	13
Consumer	39	1
Total recoveries	276	346
Net recoveries	272	178
Provision for loan losses	191	36
Allowance for loan losses at end of period	$5,787	$3,626
Ratio of annualized net recoveries during the period to average loans outstanding during the period	(0.09)%	(0.07)%
Allowance for loan losses as a percentage of total loans at end of period	0.46	0.35
Allowance for loan losses as a percentage of nonperforming loans	29.37	16.71

As a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $276 thousand and $346 thousand in the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of March 31, 2015 and December 31, 2014 were $1.2 billion and $1.168 billion, respectively. Our growth in deposits during the first quarter of 2015 was due primarily to our organic growth efforts by our banking centers and marketing team to expand our client reach.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated.

	As of
	March 31, 2015		December 31, 2014
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Noninterest-bearing demand	$318,510	26.5	$278,543	23.9
Interest-bearing demand/NOW	146,873	12.2	140,598	12.0
Money market and savings	460,933	38.5	435,105	37.3
Time	273,512	22.8	313,256	26.8

Total deposits	$1,199,828	100.0	$1,167,502	100.0
Time Deposits
0.00 - 0.50%	$30,393	11.1	$25,294	8.1
0.51 - 1.00%	56,848	20.8	77,480	24.7
1.01 - 1.50%	138,918	50.7	160,808	51.3
1.51 - 2.00%	26,972	9.9	27,813	8.9
2.01 - 2.50%	11,127	4.1	11,160	3.6
Above 2.50%	9,254	3.4	10,701	3.4

Total time deposits	$273,512	100.0	$313,256	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of March 31, 2015
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$33,680	$21,426	$55,106
Over Three to Six	6,775	12,508	19,283
Over Six to Twelve	21,174	22,514	43,688
Over Twelve	80,135	75,300	155,435
Total	$141,764	$131,748	$273,512

	As of December 31, 2014
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$48,262	$22,535	$70,797
Over Three to Six	33,493	21,831	55,324
Over Six to Twelve	22,783	25,137	47,920
Over Twelve	79,180	60,035	139,215
Total	$183,718	$129,538	$313,256

As of March 31, 2015 and December 31, 2014, we had brokered deposits of $36.0 million and $17.0 million, respectively.

Investment Securities

We did not carry any balance of investment securities as of March 31, 2015 and December 31, 2014 due to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into client purchase agreements. We also use these sources of funds as part of our asset/liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of March 31, 2015, we had $202.5 million outstanding in advances from the FHLB with the following average rates and maturities:

	As of March 31, 2015
	Amount	% of total	Average rate (%)
Maturity year:
2015	$18,500	9.1	1.14%
2016	32,000	15.8	1.66%
2017	12,000	5.9	2.13%
2018	45,000	22.2	1.52%
2019	45,000	22.2	1.98%
2020	40,000	19.9	1.85%
2023	10,000	4.9	2.70%
Total	$202,500	100.0	1.77%

Bank-Owned Life Insurance

As of March 31, 2015 and December 31, 2014, we maintained investments in bank-owned life insurance of $44.0 million and $43.9 million, respectively, $35.0 million of which was purchased during December 2014. The purchase allowed us to deploy excess cash, will enhance noninterest income once fully invested and offset the rising costs of employee benefits. Included in the balance at March 31, 2015 and December 31, 2014 was $9.0 million and $8.9 million, respectively, relating to policies on former officers of an acquired bank.

Liquidity and Capital Resources

Liquidity Management

We are expected to maintain adequate liquidity at the Bank. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We manage liquidity based upon policy limits set by the board of directors and cash flow modeling. To maintain adequate liquidity, we also monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, model liquidity stress scenarios and develop contingency plans, and identify alternative back-up sources of liquidity. The liquidity reserve may consist of cash on hand, cash on demand in deposits with correspondent banks, cash equivalents such as federal funds sold, United States securities or securities guaranteed by the United States, and other investments. In addition, we have a fed funds line of $25 million with our correspondent bank and available borrowing capacity with the FHLB of $384 million based on our collateral position. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands.

As of March 31, 2015, we held cash equal to 15.0% of total deposits and borrowings due in less than 12 months, which represented approximately $50 million of liquidity in excess of our target of 10.0%.

We intend to use our current excess liquidity and capital for general corporate purposes, including loan growth as well as opportunistic acquisitions.

Capital Management

We manage capital to comply with our internal planning targets and regulatory capital standards. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including regulatory capital ratios required by the federal banking agencies such as Tier 1 capital to risk-weighted assets and Tier 1 capital to average total adjusted assets (the leverage ratio).

As of March 31, 2015 and December 31, 2014, we had an equity-to-assets ratio of 11.89% and 12.15%, respectively. As of March 31, 2015 and December 31, 2014, we had a Tier 1 capital to risk-weighted assets ratio of 13.59% and 14.33%, respectively, and a Tier 1 leverage ratio of 12.01% and 11.95%, respectively. The regulatory capital ratios as of March 31, 2015 were calculated under Interim Final Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of March 31, 2015 and December 31, 2014, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(in thousands, except %)
March 31, 2015
Total capital to risk-weighted assets
C1 Financial, Inc.	$194,932	14.01%	$111,345	8.00%	$	N/A	N/A
C1 Bank	194,239	13.96%	111,337	8.00%		139,171	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	189,145	13.59%	83,509	6.00%		N/A	N/A
C1 Bank	188,452	13.54%	83,503	6.00%		111,337	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	189,145	13.59%	62,632	4.50%		N/A	N/A
C1 Bank	188,452	13.54%	62,627	4.50%		90,461	6.50%
Tier 1 leverage ratio
C1 Financial, Inc.	189,145	12.01%	63,021	4.00%		N/A	N/A
C1 Bank	188,452	11.96%	63,016	4.00%		78,771	5.00%

December 31, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the FDIC and believe the Company is prepared to meet the new requirements after full adoption of the Basel III Notice of Proposed Rulemaking.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements and contractual obligations at March 31, 2015 and December 31, 2014 are summarized in the table that follows:

	Amount of Commitment Expiration Per Period as of March 31, 2015
	Total Amounts Committed	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years
	(in thousands)

Unused lines of credit	$54,285	$10,459	$18,716	$7,772	$17,338
Standby letters of credit	1,819	1,526	192	101	-
Commitments to fund loans	188,947	30,601	111,968	21,267	25,111
Total	$245,051	$42,586	$130,876	$29,140	$42,449

	Amount of Commitment Expiration Per Period as of December 31, 2014
	Total Amounts Committed	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years
	(in thousands)

Unused lines of credit	$39,630	$12,808	$10,778	$6,340	$9,704
Standby letters of credit	1,540	-	1,473	67	-
Commitments to fund loans	147,879	17,080	65,402	26,838	38,559
Total	$189,049	$29,888	$77,653	$33,245	$48,263

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $245.1 million and $189.0 million as of March 31, 2015 and December 31, 2014, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2015	2014	2014	2014 (1)	2014 (1)

Loan loss reserves
Allowance for loan losses	$5,787	$5,324	$5,441	$4,593	$3,626
Acquired performing loans discount	3,242	3,532	3,811	4,093	4,461
Total	$9,029	$8,856	$9,252	$8,686	$8,087
Loans receivable, gross	$1,256,606	$1,188,522	$1,134,351	$1,062,701	$1,044,786
Allowance for loan losses to total loans receivable	0.46%	0.45%	0.48%	0.43%	0.35%
Allowance plus performing loans discount to total loans receivable	0.72%	0.75%	0.82%	0.82%	0.77%

Efficiency ratio
Noninterest expense	$11,835	$14,005	$11,280	$10,950	$10,997
Taxable-equivalent net interest income	$15,575	$14,919	$14,022	$13,597	$13,146
Noninterest income	$1,602	$1,554	$1,797	$2,347	$2,040
Gains on sales of securities	-	-	-	(241)	-
Adjusted noninterest income	$1,602	$1,554	$1,797	$2,106	$2,040
Efficiency ratio	68.9%	85.0%	71.3%	69.7%	72.4%

Revenue and average assets per average number of employees
Interest income	$17,769	$17,158	$16,245	$15,712	$15,195
Noninterest income	1,602	1,554	1,797	2,347	2,040
Total revenue	$19,371	$18,712	$18,042	$18,059	$17,235
Total revenue annualized	$78,560	$74,238	$71,580	$72,434	$69,898
Total average assets	$1,576,419	$1,552,264	$1,493,667	$1,426,124	$1,379,656
Average number of employees	241	242	235	211	217
Revenue per average number of employees	$326	$307	$305	$343	$322
Average assets per average number of employees	$6,541	$6,414	$6,356	$6,759	$6,358

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$189,812	$186,638	$185,296	$140,191	$136,916
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(904)	(987)	(1,074)	(1,190)	(1,331)
Tangible stockholders' equity	$188,659	$185,402	$183,973	$138,752	$135,336

Common shares outstanding	16,101	16,101	16,101	13,340	13,052
Book value per share	$11.79	$11.59	$11.51	$10.51	$10.49
Tangible book value per share	11.72	11.51	11.43	10.40	10.37

Adjusted yield earned on loans
Reported yield on loans	5.90%	5.84%	5.79%	5.87%	5.83%
Effect of accretion income on acquired loans	(0.14)%	(0.19)%	(0.14)%	(0.15)%	(0.24)%
Adjusted yield on loans	5.76%	5.65%	5.65%	5.72%	5.59%

Adjusted rate paid on total deposits
Reported rate paid on deposits	0.47%	0.50%	0.52%	0.54%	0.55%
Effect of premium amortization on acquired deposits	0.01%	0.00%	0.01%	0.01%	0.02%
Adjusted rate paid on deposits	0.48%	0.50%	0.53%	0.55%	0.57%

Adjusted net interest margin
Reported net interest margin	4.56%	4.24%	4.18%	4.29%	4.41%
Effect of accretion income on acquired loans	(0.12)%	(0.16)%	(0.11)%	(0.13)%	(0.21)%
Effect of premium amortization on acquired deposits and borrowings	(0.03)%	(0.03)%	(0.04)%	(0.04)%	(0.05)%
Adjusted net interest margin	4.41%	4.05%	4.03%	4.12%	4.15%

Average excess cash
Average total deposits	$1,186,076	$1,174,001	$1,147,816	$1,118,423	$1,093,175
Borrowings due in one year or less	25,189	28,940	34,753	33,750	26,311
Total base for liquidity	$1,211,265	$1,202,941	$1,182,569	$1,152,173	$1,119,486
Minimum liquidity level (10% of base) (a)	$121,127	$120,294	$118,257	$115,217	$111,949
Average cash and cash equivalents (b)	204,588	271,827	262,617	239,171	210,403
Cash above liquidity level (b)-(a)	83,461	151,533	144,360	123,954	98,454
Less estimated short-term deposits	(11,353)	(24,421)	(28,440)	(24,662)	(22,260)
Average excess cash	$72,108	$127,112	$115,920	$99,292	$76,194

Tangible equity to tangible assets
Total stockholders' equity	$189,812	$186,638	$185,296	$140,191	$136,916
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(904)	(987)	(1,074)	(1,190)	(1,331)
Tangible stockholders' equity	$188,659	$185,402	$183,973	$138,752	$135,336

Total assets	$1,596,739	$1,536,691	$1,548,045	$1,449,214	$1,412,871
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(904)	(987)	(1,074)	(1,190)	(1,331)
Tangible assets	$1,595,586	$1,535,455	$1,546,722	$1,447,775	$1,411,291

Equity/Assets	11.89%	12.15%	11.97%	9.67%	9.69%
Tangible Equity/Tangible Assets	11.82%	12.07%	11.89%	9.58%	9.59%

(1)	Share and per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014.

Definitions of Non-GAAP financial measures

Allowance for loan losses plus performing loans discount to total loans receivable adds the remaining discount on acquired performing loans to the allowance for loan losses to determine the total reserves and loan discounts established against our loans. Our management believes that this metric provides useful information for investors to analyze the overall level of reserves in banks that have completed acquisitions with no allowance carryover.

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

Average excess cash represents the cash and cash equivalents in excess of our minimum liquidity level (defined as 10% of average total deposits plus borrowings due in one year or less), minus Company estimated short-term deposits. Beginning in 2015 and based on an historical analysis, we changed our methodology for estimating short-term deposits. This change resulted in a reduction that is reflected in 1Q15.

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

Based upon the current interest rate environment, as of March 31, 2015 and December 31, 2014, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of March 31, 2015
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(5.5)	(8.5)	$(40.9)	(18.8)
(300)	(4.9)	(7.5)	(32.3)	(14.8)
(200)	(2.7)	(4.2)	(20.2)	(9.3)
(100)	(0.8)	(1.3)	(7.4)	(3.4)
0	-	-	-	-
100	2.2	3.4	7.0	3.2
200	5.0	7.7	13.4	6.2
300	7.7	12.0	19.1	8.8
400	10.5	16.3	24.2	11.1

As of December 31, 2014
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(5.3)	(8.6)	$(38.5)	(18.5)
(300)	(4.7)	(7.7)	(35.2)	(16.9)
(200)	(2.6)	(4.2)	(25.1)	(12.1)
(100)	(0.4)	(0.7)	(9.6)	(4.6)
0	-	-	-	-
100	2.2	3.6	4.5	2.2
200	4.6	7.5	7.4	3.5
300	7.1	11.5	9.9	4.7
400	9.5	15.5	11.7	5.6

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of March 31, 2015, we were in compliance with all of the limits and policies established by management.

Item 4.    Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

As of April 17, 2015, there have been no material changes from the risk factors previously disclosed in response to “Part I —Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

C1 FINANCIAL, INC.

Signature	Title	Date

/s/ Cristian A. Melej	Chief Financial Officer	April 17, 2015
Cristian A. Melej	(Principal Financial Officer)

Exhibit Index***

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36595.

