Form 10-Q
period 2015-06-30
C1 Financial, Inc.
filed 2015-07-24
CIK 1609132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

Yes ☐ No ☐

Indicate the number of shares outstanding of the issuer’s common stock, par value $1.00 per share, as of July 24, 2015: 16,100,966.

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

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, the following:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A of Part II of this Quarterly Report of C1 Financial, Inc. on Form 10-Q for the quarter ended June 30, 2015.

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

C1 Financial, Inc.

Consolidated Balance Sheets (Unaudited)

June 30, 2015 and December 31, 2014

(Dollars in thousands, except per share data)

(Balance Sheet data at December 31, 2014 is derived from audited financial statements)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$165,200	$185,703
Time deposits in other financial institutions	247	-
Federal Home Loan Bank stock, at cost	12,476	9,224
Loans receivable (net of allowance of $7,675 at June 30, 2015 and $5,324 at December 31, 2014)	1,348,185	1,179,056
Premises and equipment, net	63,576	64,075
Other real estate owned, net	27,686	34,916
Bank-owned life insurance (BOLI)	42,743	43,907
Accrued interest receivable	3,953	3,490
Core deposit intangible	824	987
Prepaid expenses	4,983	5,243
Other assets	7,933	10,090
Total assets	$1,677,806	$1,536,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$322,173	$278,543
Interest bearing	893,815	888,959
Total deposits	1,215,988	1,167,502
Federal Home Loan Bank advances	261,000	178,500
Other liabilities	6,263	4,051
Total liabilities	1,483,251	1,350,053
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 shares issued and outstanding at both June 30, 2015 and December 31, 2014	16,101	16,101
Additional paid-in capital	148,122	148,122
Retained earnings	30,332	22,415
Accumulated other comprehensive income	-	-
Total stockholders’ equity	194,555	186,638
Total liabilities and stockholders’ equity	$1,677,806	$1,536,691

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Income STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Interest income
Loans, including fees	$18,899	$15,468	$36,463	$30,453
Securities	3	29	6	57
Federal funds sold and other	213	215	415	397
Total interest income	19,115	15,712	36,884	30,907
Interest expense
Savings and interest-bearing demand deposits	631	518	1,233	1,026
Time deposits	677	984	1,461	1,966
Federal Home Loan Bank advances	996	599	1,804	1,143
Other borrowings	-	14	-	29
Total interest expense	2,304	2,115	4,498	4,164
Net interest income	16,811	13,597	32,386	26,743
Provision for loan losses	1,276	4,572	1,467	4,608
Net interest income after provision for loan losses	15,535	9,025	30,919	22,135
Noninterest income
Gains on sales of securities	-	241	-	241
Gains on sales of loans	584	804	814	1,548
Service charges and fees	581	538	1,148	1,132
Bargain purchase gain	-	(30)	-	11
Gains on sales of other real estate owned, net	48	375	396	652
Bank-owned life insurance	258	41	350	77
Mortgage banking fees	-	4	-	47
Gains on disposals of premises and equipment	2,588	-	2,590	-
Other noninterest income	276	374	639	679
Total noninterest income	4,335	2,347	5,937	4,387
Noninterest expense
Salaries and employee benefits	5,229	4,282	10,446	8,749
Occupancy expense	1,360	1,109	2,572	2,172
Furniture and equipment	740	641	1,496	1,281
Regulatory assessments	390	355	751	705
Network services and data processing	1,080	940	2,164	1,791
Printing and office supplies	71	88	129	193
Postage and delivery	80	74	164	129
Advertising and promotion	1,053	939	1,879	1,822
Other real estate owned related expense, net	498	494	1,091	1,114
Other real estate owned – valuation allowance expense	35	185	66	564
Amortization of intangible assets	80	141	163	295
Professional fees	509	828	1,207	1,424
Loan collection expenses	3	175	87	323
Other noninterest expense	717	699	1,465	1,385
Total noninterest expense	11,845	10,950	23,680	21,947
Income before income taxes	8,025	422	13,176	4,575
Income tax expense	3,282	192	5,259	1,819
Net income	$4,743	$230	$7,917	$2,756
Earnings per common share:
Basic	$0.29	$0.02	$0.49	$0.21
Diluted	$0.29	$0.02	$0.49	$0.21

(1) Per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,743	$230	$7,917	$2,756
Other comprehensive income:
Unrealized gains/losses on available-for-sale securities:
Unrealized holding gains arising during the period	-	59	-	241
Reclassification adjustments for gains included in net income*	-	(241)	-	(241)
Tax effect*	-	71	-	-
Total other comprehensive income, net of tax	-	(111)	-	-
Comprehensive income	$4,743	$119	$7,917	$2,756

*	Amounts for realized gains on available-for-sale securities are included in gains on sales of securities in the consolidated income statements. Income taxes associated with the unrealized holding gains arising during the period, net of the reclassification adjustments for gains included in net income were $0 and $71 for the three months ended June 30, 2015 and 2014, respectively, and $0 for both the six months ended June 30, 2015 and 2014. The amounts related to income taxes on gains included in net income are included in income tax expense in the consolidated income statements.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)
Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2014	$12,217	$93,906	$15,691	$-	$121,814
Issuance of common stock, net of costs of $0 (1,122,905 shares) (1)	1,123	14,498	-	-	15,621
Net income	-	-	2,756	-	2,756
Other comprehensive income	-	-	-	-	-
Balance at June 30, 2014	$13,340	$108,404	$18,447	$-	$140,191

Balance at January 1, 2015	$16,101	$148,122	$22,415	$-	$186,638
Net income	-	-	7,917	-	7,917
Other comprehensive income	-	-	-	-	-
Balance at June 30, 2015	$16,101	$148,122	$30,332	$-	$194,555

(1) Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$7,917	$2,756
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,467	4,608
Depreciation	1,641	1,334
Net accretion of purchase accounting adjustments	(922)	(1,304)
Accretion of loan discount	(116)	(137)
Amortization of other intangible assets	163	295
Increase in other real estate owned valuation allowance	66	564
Increase in cash surrender value of BOLI	(350)	(77)
Gains on sales of securities	-	(241)
Bargain purchase gain	-	(11)
Net change in deferred income tax expense	611	71
Gains on sales of loans	(814)	(1,548)
Gains on sales of other real estate owned, net	(396)	(652)
Gains on disposals of premises and equipment	(2,590)	-
Net change in other assets and liabilities:
Accrued interest receivable and other assets	1,343	(2,035)
Other liabilities	2,409	(1,726)
Net cash from operating activities	10,429	1,897
Cash flows from investing activities
Net change in time deposits in other financial institutions	(247)	-
Loan originations, net of repayments	(185,891)	(27,299)
Proceeds from loans sold	15,825	16,659
Proceeds from sales of other real estate owned	8,720	5,545
Proceeds from sales, calls and maturities of securities	-	996
Purchases of Federal Home Loan Bank stock	(4,479)	(675)
Proceeds from sales of Federal Home Loan Bank stock	1,227	246
Purchases of premises and equipment	(3,000)	(6,988)
Proceeds from sales of premises and equipment	4,448	-
Surrender of BOLI	1,457	-
Net cash transferred in bank acquisition	-	11
Net cash from investing activities	(161,940)	(11,505)
Cash flows from financing activities
Net proceeds from issuance of common stock	-	15,621
Net change in deposits	48,508	94,479
Repayment of Federal Home Loan Bank advances	(17,500)	-
Proceeds from Federal Home Loan Bank advances	100,000	15,000
Net cash from financing activities	131,008	125,100
Net change in cash and cash equivalents	(20,503)	115,492
Cash and cash equivalents at beginning of the period	185,703	143,452
Cash and cash equivalents at end of the period	$165,200	$258,944
Supplemental information:
Cash paid during the period for interest	$4,507	$4,368
Cash paid during the period for income taxes	5,161	5,170
Non-cash items:
Transfers from loans to other real estate owned	1,160	686

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

NOTES TO Consolidated FINANCIAL Statements

(Unaudited)
June 30, 2015 and 2014

(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 include C1 Financial, Inc. (“Parent Company”) and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as “the Company”.

C1 Bank is a state chartered bank and is subject to the regulations of certain government agencies. The Bank provides a variety of banking services to individuals through its 31 banking centers and one loan production office located in nine counties (Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, and Orange). Its primary deposit products are checking, money market, savings, and term certificate accounts, and its primary lending products are commercial real estate loans, residential real estate loans, commercial loans, and consumer loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on real estate values and general economic conditions.

The consolidated financial information included herein as of and for the three and six months ended June 30, 2015 and 2014 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. Certain account reclassifications have been made to the 2014 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2014 net income or stockholders’ equity. The results for the three and six months ended June 30, 2015 are not indicative of annual results. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2014 consolidated balance sheet was derived from the Company’s December 31, 2014 audited Consolidated Financial Statements.

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

NOTE 2 – INITIAL PUBLIC OFFERING

C1 Financial, Inc. qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On June 2, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) with respect to the shares to be registered and sold. On July 11, 2014, the Company filed a public Registration Statement on Form S-1 with the SEC. On July 17, 2014, the Board of Directors of the Company approved a resolution for C1 Financial, Inc. to sell shares of common stock to the public in an initial public offering. The Registration statement was declared effective by the SEC on August 13, 2014. The Company issued 2,761,356 shares of common stock at $17 per share, which included 129,777 shares of common stock purchased by the underwriters of the offering on September 9, 2014 in connection with the partial exercise of the over-allotment option held by such underwriters. Total proceeds received by the Company, net of offering costs was $42.3 million.

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

NOTE 3 – INVESTMENT SECURITIES

C1 Financial, Inc.’s Directors’ Asset Liability Committee resolved in early 2013 that improving economic conditions could begin to put upward pressure on interest rates in 2013 and beyond, especially considering the fact that rates still remain at historically low levels. Given the concern relative to this economic and interest rate scenario, the Committee made the decision to sell all marketable securities in the Bank’s portfolio. These actions, taken in September and August of 2013, eliminated the mark-to-market risk that holding the securities would have posed in a rising interest rate environment and allowed the excess funds to be redeployed into loans. As a result, the Bank had no securities available for sale as of June 30, 2015 and December 31, 2014.

As of March 31, 2014, the Bank carried $938 thousand of equity securities corresponding to a fund investment from an acquired bank, which was converted to equity shares as a result of a public offering. These shares were sold at a gain during the three months ended June 30, 2014.

Proceeds and gross gains and (losses) from the sales of securities available for sale for the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales of securities	$-	$996	$-	$996
Gross gains	$-	$241	$-	$241
Gross (losses)	-	-	-	-
Net gains (losses) on sales of securities	$-	$241	$-	$241

NOTE 4 – LOANS

The loan portfolio was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Real estate
Residential	$236,708	$224,416
Commercial	809,693	723,577
Construction	152,571	107,436
Total real estate	1,198,972	1,055,429
Commercial	77,746	75,360
Consumer	84,741	57,733
Total loans, gross	1,361,459	1,188,522
Less:
Net deferred loan fees	(5,599)	(4,142)
Allowance for loan losses	(7,675)	(5,324)
Total loans, net	$1,348,185	$1,179,056

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

Commercial real estate loans are typically segmented into classes such as office buildings and condominiums, retail buildings and shopping centers, warehouse and other. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the Bank’s policies approved by the Board of Directors. Such standards include, among other factors, loan to value limits, cash flow and debt service coverage, and general creditworthiness of the obligors.

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$930	$3,478	$479	$430	$470	$5,787

Loans charged-off	-	-	-	(66)	(3)	(69)
Recoveries	153	33	69	412	14	681
Net (charge-offs) recoveries	153	33	69	346	11	612

Provision (reversal of provision) for loan losses	236	966	252	(246)	68	1,276
Ending balance	$1,319	$4,477	$800	$530	$549	$7,675

Three Months Ended June 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$413	$2,012	$217	$624	$360	$3,626
Loans charged-off	(98)	(47)	-	(4,037)	(236)	(4,418)
Recoveries	277	140	220	162	14	813
Net (charge-offs) recoveries	179	93	220	(3,875)	(222)	(3,605)
Provision (reversal of provision) for loan losses	149	548	(157)	3,898	134	4,572
Ending balance	$741	$2,653	$280	$647	$272	$4,593

The following tables present the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

Six Months Ended June 30, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$820	$3,423	$416	$373	$292	$5,324
Loans charged-off	-	(1)	-	(66)	(6)	(73)
Recoveries	222	145	92	445	53	957
Net recoveries	222	144	92	379	47	884
Provision (reversal of provision) for loan losses	277	910	292	(222)	210	1,467
Ending balance	$1,319	$4,477	$800	$530	$549	$7,675

Six Months Ended June 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$439	$1,860	$241	$537	$335	$3,412
Loans charged-off	(98)	(204)	-	(4,046)	(238)	(4,586)
Recoveries	437	229	303	175	15	1,159
Net (charge-offs) recoveries	339	25	303	(3,871)	(223)	(3,427)
Provision (reversal of provision) for loan losses	(37)	768	(264)	3,981	160	4,608
Ending balance	$741	$2,653	$280	$647	$272	$4,593

On June 30, 2014, the Bank charged-off in-full its only loan under the shared national credit program in the amount of $4.0 million. The Bank deemed the loan to be uncollectible in June 2014 and the full loan was charged off as the Bank believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain.

The following table provides the allocation of the allowance for loan losses by portfolio segment at June 30, 2015:

June 30, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$149	$347	$1	$82	$22	$601
Purchased credit impaired loans	32	17	4	-	-	53
Total Specific Reserves	181	364	5	82	22	654
General Reserves	1,138	4,113	795	448	527	7,021
Total	$1,319	$4,477	$800	$530	$549	$7,675

Loans:
Individually evaluated for impairment	$1,822	$5,593	$55	$862	$79	$8,411
Purchased credit impaired loans	5,802	18,152	1,304	666	64	25,988
Collectively evaluated for impairment	229,084	785,948	151,212	76,218	84,598	1,327,060
Total ending loans balance	$236,708	$809,693	$152,571	$77,746	$84,741	$1,361,459

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2014:

December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$107	$339	$-	$68	$-	$514
Purchased credit impaired loans	46	37	8	-	1	92
Total Specific Reserves	153	376	8	68	1	606
General Reserves	667	3,047	408	305	291	4,718
Total	$820	$3,423	$416	$373	$292	$5,324

Loans:
Individually evaluated for impairment	$1,813	$5,395	$230	$1,013	$104	$8,555
Purchased credit impaired loans	6,580	19,360	1,480	687	66	28,173
Collectively evaluated for impairment	216,023	698,822	105,726	73,660	57,563	1,151,794
Total ending loans balance	$224,416	$723,577	$107,436	$75,360	$57,733	$1,188,522

The following table presents loans individually evaluated for impairment by portfolio segment as of June 30, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,289	$1,201	$-	$1,643	$1,464	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	4,362	3,940	-	4,346	4,000	-
Nonowner occupied	600	522	-	608	553	-
Secured by farmland	185	143	-	185	143	-
Construction	-	-	-	280	230	-
Commercial	864	669	-	1,007	777	-
Consumer	1	1	-	169	104	-
With allowance recorded:
Residential real estate	652	621	149	364	349	107
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	1,047	988	347	776	699	339
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	89	55	1	-	-	-
Commercial	218	193	82	314	236	68
Consumer	80	78	22	-	-	-
Total	$9,387	$8,411	$601	$9,692	$8,555	$514

Average impaired loans and related interest income for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,220	$4	$-	$1,032	$5	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	4,011	2	-	1,855	-	-
Nonowner occupied	536	-	-	597	1	-
Secured by farmland	143	-	-	1,893	8	-
Construction	-	-	-	-	-	-
Commercial	673	1	-	268	2	-
Consumer	1	-	-	28	-	-
With allowance recorded:
Residential real estate	656	-	-	695	4	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	993	4	-	1,664	12	-
Nonowner occupied	-	-	-	204	-	-
Secured by farmland	-	-	-	-	-	-
Construction	55	-	-	-	-	-
Commercial	198	2	-	781	4	-
Consumer	80	-	-	-	-	-
Total	$8,566	$13	$-	$9,017	$36	$-

Average impaired loans and related interest income for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,260	$4	$-	$819	$5	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	3,936	2	-	2,806	13	-
Nonowner occupied	542	-	-	769	1	-
Secured by farmland	143	-	-	1,914	8	-
Construction	65	-	-	3	-	-
Commercial	703	1	-	270	6	-
Consumer	1	-	-	54	-	-
With allowance recorded:
Residential real estate	598	-	-	466	6	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	838	8	-	1,248	17	-
Nonowner occupied	-	-	-	102	-	-
Secured by farmland	-	-	-	-	-	-
Construction	27	-	-	-	-	-
Commercial	211	3	-	815	7	-
Consumer	40	-	-	-	-	-
Total	$8,364	$18	$-	$9,266	$63	$-

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual as of June 30, 2015 and December 31, 2014:

June 30, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$3,306	$-
Commercial real estate	12,604	-
Construction	100	-
Commercial	1,369	-
Consumer	79	-
Total	$17,458	$-

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,168	$-
Commercial real estate	14,582	-
Construction	449	-
Commercial	1,591	-
Consumer	104	-
Total	$20,894	$-

The reported amounts as of June 30, 2015 and December 31, 2014 include nonaccrual purchased credit impaired loans of $10,641 and $12,980, respectively. Loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015:

June 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$1,156	$-	$3,306	$4,462	$232,246	$236,708
Commercial real estate
Multifamily	-	-	-	-	31,761	31,761
Owner occupied	219	2,394	8,869	11,482	220,752	232,234
Nonowner occupied	-	-	3,592	3,592	487,289	490,881
Secured by farmland	-	-	143	143	54,674	54,817
Construction	442	177	100	719	151,852	152,571
Commercial	143	-	1,369	1,512	76,234	77,746
Consumer	25	-	79	104	84,637	84,741
Total	$1,985	$2,571	$17,458	$22,014	$1,339,445	$1,361,459

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014:

December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$1,256	$165	$4,168	$5,589	$218,827	$224,416
Commercial real estate
Multifamily	356	-	-	356	32,545	32,901
Owner occupied	1,829	-	10,261	12,090	219,146	231,236
Nonowner occupied	2,593	-	4,178	6,771	392,831	399,602
Secured by farmland	-	-	143	143	59,695	59,838
Construction	85	-	449	534	106,902	107,436
Commercial	550	-	1,591	2,141	73,219	75,360
Consumer	49	48	104	201	57,532	57,733
Total	$6,718	$213	$20,894	$27,825	$1,160,697	$1,188,522

Troubled Debt Restructurings:

The following tables summarize troubled debt restructurings that were performing in accordance with the restructured terms at June 30, 2015 and December 31, 2014:

June 30, 2015	Number of Loans	Recorded Investment
Residential real estate	-	$-
Commercial real estate
Multifamily	-	-
Owner occupied	1	520
Nonowner occupied	1	371
Secured by farmland	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	2	$891

December 31, 2014	Number of Loans	Recorded Investment
Residential real estate	-	$-
Commercial real estate
Multifamily	-	-
Owner occupied	1	532
Nonowner occupied	1	374
Secured by farmland	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	2	$906

As of June 30, 2015 and December 31, 2014, the Bank had no nonaccruing troubled debt restructurings and was not committed to lend any additional amounts to customers with outstanding loans that were classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2015 and 2014.

There were no troubled debt restructurings that defaulted during the six months ended June 30, 2015 and 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not meeting the criteria above include homogeneous loans, which includes residential real estate and consumer loans. The credit quality indicators used for loans not meeting the criteria above are payment status and historical payment experience. As of June 30, 2015 and December 31, 2014, loans by risk category were as follows:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$228,959	$2,349	$5,400	$-	$236,708
Commercial real estate
Multifamily	31,761	-	-	-	31,761
Owner occupied	208,563	10,000	13,671	-	232,234
Nonowner occupied	482,500	4,789	3,592	-	490,881
Secured by farmland	54,048	626	143	-	54,817
Construction	150,764	1,090	717	-	152,571
Commercial	75,794	403	1,549	-	77,746
Consumer	84,534	53	154	-	84,741
Total	$1,316,923	$19,310	$25,226	$-	$1,361,459

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$215,998	$2,405	$6,013	$-	$224,416
Commercial real estate
Multifamily	32,667	234	-	-	32,901
Owner occupied	205,078	11,059	15,099	-	231,236
Nonowner occupied	389,430	5,994	4,178	-	399,602
Secured by farmland	59,022	673	143	-	59,838
Construction	105,027	1,357	1,052	-	107,436
Commercial	73,321	311	1,728	-	75,360
Consumer	57,568	61	104	-	57,733
Total	$1,138,111	$22,094	$28,317	$-	$1,188,522

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans at June 30, 2015 and December 31, 2014 was approximately $25,935 and $28,081, respectively.

The Bank maintained an allowance for loan losses of $53 and $92 at June 30, 2015 and December 31, 2014, respectively, for loans acquired with deteriorated quality. During the three months ended June 30, 2015 and 2014, the Bank accreted $136 and $102, respectively, into interest income on these loans. During the six months ended June 30, 2015 and 2014, the Bank accreted $277 and $251, respectively, into interest income on these loans. The remaining accretable discount was $2,144 at June 30, 2015. The Bank did not transfer any nonaccretable discount on these loans during the periods presented.

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

The Company had no securities available for sale or any other assets or liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

The fair values of impaired loans with specific allocations of the allowance for loan losses and other real estate owned are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2015 and December 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair values of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy and are measured on a nonrecurring basis.

The following tables present assets reported on the balance sheet at their fair value by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014. As required by Accounting Standards Codification (“ASC”) 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of assets measured on a nonrecurring basis was as follows at June 30, 2015:

	June 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired Loans
Residential real estate	$-	$-	$472
Commercial real estate	-	-	641
Construction	-	-	54
Commercial	-	-	111
Consumer	-	-	56
Total Impaired Loans	-	-	1,334
Other real estate owned
Residential	-	-	1,296
Commercial	-	-	10,931
Total other real estate owned	-	-	12,227
Total	$-	$-	$13,561

Impaired loans, which had a specific allowance for loan losses allocated, had a fair value of $1,334 (recorded investment of $1,935 with a valuation allowance of $601) at June 30, 2015, which reflected a provision for loan losses of $110 and $91 for the three and six months ended June 30, 2015, respectively.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $12,227 (recorded investment of $15,509, net of a valuation allowance of $3,282) at June 30, 2015, which reflected write-downs of $35 and $66 for the three and six months ended June 30, 2015, respectively.

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

Impaired loans, which had a specific allowance for loan losses allocated, had a fair value of $770 (recorded investment of $1,284 with a valuation allowance of $514) at December 31, 2014, which reflected a provision for loan losses of $292 for the year ended December 31, 2014.

Other real estate owned had a net carrying amount of $15,204 (recorded investment of $20,054, net of a valuation allowance of $4,850) at December 31, 2014, which reflected write-downs of $3,242 for the year ended December 31, 2014.

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

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at June 30, 2015 and December 31, 2014, resulting in a Level 1 classification in the fair value hierarchy. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, resulting in a Level 2 classification in the fair value hierarchy.

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

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at June 30, 2015 and December 31, 2014.

The estimated fair values of the Bank's financial assets and liabilities at June 30, 2015 and December 31, 2014 approximated as follows:

		Fair Value Measurement at June 30, 2015 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$165,200	$165,200	$-	$-
Loans, net	1,348,185	-	-	1,352,262
Accrued interest receivable	3,953	-	-	3,953
Financial liabilities
Deposits	$1,215,988	$954,054	$262,551	$-
Federal Home Loan Bank advances	261,000	-	258,005	-
Accrued interest payable	148	-	148	-

		Fair Value Measurement at December 31, 2014 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$185,703	$185,703	$-	$-
Loans, net	1,179,056	-	-	1,177,725
Accrued interest receivable	3,490	-	-	3,490
Financial liabilities
Deposits	$1,167,502	$854,246	$314,201	$-
Federal Home Loan Bank advances	178,500	-	178,162	-
Accrued interest payable	235	-	235	-

NOTE 6 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options). There were no antidilutive common stock equivalents during the periods presented.

The following table provides information on the calculation of earnings per common share for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Basic
Net Income	$4,743	$230	$7,917	$2,756

Weighted average shares of common stock outstanding	16,100,966	13,232,152	16,100,966	12,868,044

Basic earnings per common share	$0.29	$0.02	$0.49	$0.21

Diluted
Net Income	$4,743	$230	$7,917	$2,756

Weighted average shares of common stock outstanding	16,100,966	13,232,152	16,100,966	12,868,044
Add: Dilutive effect of common stock equivalents	-	-	-	-
Average shares and dilutive potential common shares	16,100,966	13,232,152	16,100,966	12,868,044

Diluted earnings per common share	$0.29	$0.02	$0.49	$0.21

(1)	Share and per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. Beginning in 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (2015) and Tier I leverage ratios as set forth in the table below. As of June 30, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the second quarter of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain of our foreign national controlling stockholders, including but not limited to being prohibited from incurring additional debt to any third party without prior approval from the Federal Reserve.

The Company’s and Bank's actual and required capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets
C1 Financial, Inc.	$201,591	13.60%	$118,616	8.00%	$	N/A	N/A
C1 Bank	200,898	13.55%	118,608	8.00%		148,259	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	193,915	13.08%	88,962	6.00%		N/A	N/A
C1 Bank	193,222	13.03%	88,956	6.00%		118,608	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	193,915	13.08%	66,721	4.50%		N/A	N/A
C1 Bank	193,222	13.03%	66,717	4.50%		96,369	6.50%
Tier 1 capital to average assets
C1 Financial, Inc.	193,915	12.01%	64,593	4.00%		N/A	N/A
C1 Bank	193,222	11.97%	64,589	4.00%		80,736	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

June 30, 2015	Fixed	Variable	Total
Unused lines of credit	$6,891	$41,232	$48,123
Standby letters of credit	2,108	182	2,290
Commitments to fund loans	18,704	168,760	187,464
Total	$27,703	$210,174	$237,877

December 31, 2014	Fixed	Variable	Total
Unused lines of credit	$3,549	$36,081	$39,630
Standby letters of credit	1,358	182	1,540
Commitments to fund loans	22,986	124,893	147,879
Total	$27,893	$161,156	$189,049

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

Overview

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate from 31 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade and Orange Counties. As of December 31, 2014, we were the 18th largest bank headquartered in the state of Florida by assets and the 16th largest by equity, having grown both organically and through acquisitions, and we were the sixth fastest-growing bank in the country as measured by asset growth for the five-year period ending June 30, 2014.

In April 2015, we opened a branch in Doral, our 31st banking center and fourth in Miami-Dade County. This opening will strengthen our presence in Miami-Dade County and allow us to continue to serve our clients and expand our reach.

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

Overview of Recent Financial Performance and Trends

Our financial performance reflects improvements in economic conditions in the areas in which we operate across Florida, the acquisitions we have completed, our progress in restructuring the acquired banks and disposing of classified assets, the implementation of our banking strategy and other general economic and competitive trends in our markets.

Our net interest income was $16.8 million and $13.6 million in the three-month periods ended June 30, 2015 and June 30, 2014, respectively. In the three-month periods ended June 30, 2015 and June 30, 2014, our net income of $4.7 million and $230 thousand, respectively, represented a return on average assets, or ROAA, of 1.18% and 0.06%, respectively, and a return on average equity, or ROAE, of 9.88% and 0.66%, respectively. Our ratio of average equity to average assets in the three-month periods ended June 30, 2015 and June 30, 2014 was 11.92% and 9.86%, respectively.

Our net interest income was $32.4 million and $26.7 million in the six-month periods ended June 30, 2015 and June 30, 2014, respectively. In the six-month periods ended June 30, 2015 and June 30, 2014, our net income of $7.9 million and $2.8 million, respectively, represented an ROAA of 1.00% and 0.40%, respectively, and an ROAE of 8.37% and 4.14%, respectively. Our ratio of average equity to average assets in the six-month periods ended June 30, 2015 and June 30, 2014 was 11.96% and 9.56%, respectively.

On June 30, 2014, the Bank charged-off in-full its only loan under the shared national credit program in the amount of $4.0 million. The Bank deemed the loan to be uncollectible in June 2014 and the full loan was charged off as the Bank believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain. Subsequently, the Bank collected $147 thousand of recoveries during the third quarter of 2014 and $393 thousand during the second quarter of 2015.

Our assets totaled $1.678 billion and $1.537 billion as of June 30, 2015 and December 31, 2014, respectively. Loans receivable, net, as of June 30, 2015 and December 31, 2014 were $1.348 billion and $1.179 billion, respectively. Total deposits were $1.216 billion and $1.168 billion as of June 30, 2015 and December 31, 2014, respectively.

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

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of June 30, 2015, approximately 23% of our loan portfolio consisted of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, and legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to the other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and loan review process. Each of the adjustment factors is graded in a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk rating adjustment factor is determined at the loan level, based on the individual risk rating of each loan.

As of June 30, 2015, approximately 77% of our loan portfolio consists of loans originated by C1 Bank from 2010 to the present and, as such, may not be seasoned. Generally, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions.

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

This peer analysis affects the determination of our allowance for loan losses, as we use the highest of the actual losses and the outcome of the analysis as the input for the calculation of the general component of the allowance for loan losses for the C1 Bank originated loans. The peer analysis will be updated during the first quarter of each year and will be used as an element for the calculation of the allowance for loan losses during that specific year, until such time when we develop relevant loss history for C1 Bank originated loans. The purpose of using the highest of actual and peer analysis loss rates is to prevent relying on lower C1 Bank originated loan loss rates, which could actually be caused by an unseasoned portfolio and may not effectively capture the probable incurred losses in the C1 Bank originated loan portion of our portfolio.

During the first quarter of 2015, we updated the analysis applying the same statistical regression for the two and three year periods ending in 2014, and the result was used as an element to the calculation of the allowance for loan losses as of June 30, 2015.

We view this peer analysis as a short-term proxy until we develop additional loss history for the C1 Bank originated loans that approximate a full business cycle. The average business cycle length according to the National Bureau of Economic Research during the last 11 business cycles has been close to six years, and the FDIC defines seven years as a de novo period for extended supervisory activities for new charters (although we are not a de novo institution). By the end of 2015, our first loans (2010 vintage) will be completing 6 years since origination, in line with the average U.S. business cycle and close to the 7-year de novo period defined by the FDIC. We expect our historical losses to become more representative as we get closer to this point.

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

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards on our financial statements. However, at June 30, 2015 and December 31, 2014, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

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

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

Our net interest income increased 23.6% to $16.8 million in the three-month period ended June 30, 2015 from $13.6 million in the three-month period ended June 30, 2014, primarily due to increased average balances and yields on earning assets, mainly relating to loans and improvements in deposit mix, which was partially offset by higher average balances and rates on FHLB borrowings. Net interest margin in the three-month period ended June 30, 2015 increased to 4.71% from 4.29% in the three-month period ended June 30, 2014, mainly due to the yield on average earning assets increasing 40 basis points.

Interest income increased 21.7% to $19.1 million in the three-month period ended June 30, 2015 from $15.7 million in the three-month period ended June 30, 2014, due to higher average balances of and yields earned on interest-earning assets. In the three-month period ended June 30, 2015, average interest-earning assets increased to $1.431 billion from $1.271 billion in the three-month period ended June 30, 2014, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by acquired loans rolling off). The average yield earned on interest-earning assets increased to 5.36% in the three-month period ended June 30, 2015 from 4.96% in the three-month period ended June 30, 2014, primarily due to a higher yield on loans. The yield on loans was enhanced by greater loan fees and partially offset by a lower effect of accretion income on loans acquired from First Community Bank of Southwest Florida in 2013. The yield on interest-earning assets also improved due to a lower share of cash investments as a percentage of average interest-earning assets. Average loans receivable as a percentage of average interest-earning assets increased from 83.1% in the three-month period ended June 30, 2014 to 89.9% in the three-month period ended June 30, 2015.

Interest expense increased 8.9% to $2.3 million in the three-month period ended June 30, 2015 from $2.1 million in the three-month period ended June 30, 2014, due to an increase in the average balances of and rates paid on interest-bearing liabilities. In the three-month period ended June 30, 2015, average interest-bearing liabilities increased to $1.094 billion from $1.052 billion in the three-month period ended June 30, 2014, mainly due to longer term borrowings from the FHLB. In addition, the average rate paid on interest-bearing liabilities increased from 0.81% to 0.85%, primarily due to a higher rate on FHLB borrowings. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB borrowings was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.61% in the three-month period ended June 30, 2015 when compared to 0.68% in the three-month period ended June 30, 2014, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 42.2% to $324.8 million in the three-month period ended June 30, 2015 (representing 27.4% of total average deposits), from $228.5 million in the three-month period ended June 30, 2014 (representing 20.4% of total average deposits).

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three-Month Periods Ended June 30,
	2015			2014
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,286,665	$18,899	5.89%	$1,056,231	$15,468	5.87%
Securities available for sale and other securities	250	3	4.56%	1,050	29	10.79%
Federal funds sold and balances at Federal Reserve Bank	132,527	93	0.28%	205,689	138	0.27%
Time deposits in other financial institutions	147	-	0.43%	-	-	0.00%
FHLB stock	11,300	120	4.26%	8,320	77	3.73%

Total interest-earning assets	1,430,889	19,115	5.36%	1,271,290	15,712	4.96%
Noninterest-earning assets:
Cash and due from banks	36,213			33,481
Other assets(3)	148,366			121,353
Total noninterest-earning assets	184,579			154,834

Total assets	$1,615,468			$1,426,124

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$235,998	677	1.15%	$365,812	984	1.08%
Money market	440,430	476	0.43%	341,248	364	0.43%
Negotiable order of withdrawal (NOW)	145,027	133	0.37%	143,973	132	0.37%
Savings	39,039	22	0.22%	38,899	22	0.22%
Total interest-bearing deposits	860,494	1,308	0.61%	889,932	1,502	0.68%
Other interest-bearing liabilities:
FHLB advances	233,065	996	1.72%	159,028	599	1.51%
Other borrowings	-	-	0.00%	3,000	14	1.96%

Total interest-bearing liabilities	1,093,559	2,304	0.85%	1,051,960	2,115	0.81%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	324,831			228,491
Other liabilities	4,467			5,020
Stockholders’ equity	192,611			140,653
Total noninterest-bearing liabilities and stockholders’ equity	521,909			374,164

Total liabilities and stockholders’ equity	$1,615,468			$1,426,124
Interest rate spread (taxable-equivalent basis)			4.51%			4.15%

Net interest income (taxable-equivalent basis)		$16,811			$13,597
Net interest margin (taxable-equivalent basis)			4.71%			4.29%
Average interest-earning assets to average interest-bearing liabilities			130.85%			120.85%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs, and other loan fees of $1.2 million and $712 thousand in the three-month periods ended June 30, 2015 and 2014, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

Our net interest income increased 21.1% to $32.4 million in the six-month period ended June 30, 2015 from $26.7 million in the six-month period ended June 30, 2014, primarily due to increased average balances and yields on earning assets, mainly relating to loans and improvements in deposit mix, which was partially offset by higher average balances and rates on FHLB borrowings. Net interest margin in the six-month period ended June 30, 2015 increased to 4.64% from 4.35% in the six-month period ended June 30, 2014, mainly due to the yield on average earning assets increasing 25 basis points.

Interest income increased 19.3% to $36.9 million in the six-month period ended June 30, 2015 from $30.9 million in the six-month period ended June 30, 2014, due to higher average balances of and yields earned on interest-earning assets. In the six-month period ended June 30, 2015, average interest-earning assets increased to $1.408 billion from $1.240 billion in the six-month period ended June 30, 2014, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by acquired loans rolling off). The average yield earned on interest-earning assets increased to 5.28% in the six-month period ended June 30, 2015 from 5.03% in the six-month period ended June 30, 2014, primarily due to a higher yield on loans. The yield on loans was enhanced by greater loan fees and partially offset by a lower effect of accretion income on loans acquired from First Community Bank of Southwest Florida in 2013. The yield on interest-earning assets also improved due to a lower share of cash investments as a percentage of average interest-earning assets. Average loans receivable as a percentage of average interest-earning assets increased from 84.6% in the six-month period ended June 30, 2014 to 88.6% in the six-month period ended June 30, 2015.

Interest expense increased 8.0% to $4.5 million in the six-month period ended June 30, 2015 from $4.2 million in the six-month period ended June 30, 2014, due to an increase in the average balances of and rates paid on interest-bearing liabilities. In the six-month period ended June 30, 2015, average interest-bearing liabilities increased to $1.088 billion from $1.044 billion in the six-month period ended June 30, 2014, mainly due to longer term borrowings from the FHLB. In addition, the average rate paid on interest-bearing liabilities increased from 0.80% to 0.83%, primarily due to a higher rate on FHLB borrowings. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB borrowings was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.62% in the six-month period ended June 30, 2015 when compared to 0.68% in the six-month period ended June 30, 2014, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 42.6% to $313.0 million in the six-month period ended June 30, 2015 (representing 26.4% of total average deposits), from $219.6 million in the six-month period ended June 30, 2014 (representing 19.9% of total average deposits).

 The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Six-Month Periods Ended June 30,
	2015			2014
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,247,199	$36,463	5.90%	$1,049,220	$30,453	5.85%
Securities available for sale and other securities	250	6	4.56%	657	57	17.63%
Federal funds sold and balances at Federal Reserve Bank	149,377	190	0.26%	182,103	226	0.25%
Time deposits in other financial institutions	74	-	0.47%	-	-	0.00%
FHLB stock	10,654	225	4.25%	8,250	171	4.18%

Total interest-earning assets	1,407,554	36,884	5.28%	1,240,230	30,907	5.03%
Noninterest-earning assets:
Cash and due from banks	37,189			42,763
Other assets(3)	151,309			120,025
Total noninterest-earning assets	188,498			162,788
Total assets	$1,596,052			$1,403,018

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$263,195	1,461	1.12%	$366,247	1,966	1.08%
Money market	425,077	921	0.44%	337,181	713	0.43%
NOW	145,482	269	0.37%	144,432	270	0.38%
Savings	38,914	43	0.22%	38,452	43	0.22%
Total interest-bearing deposits	872,668	2,694	0.62%	886,312	2,992	0.68%
Other interest-bearing liabilities:
FHLB advances	215,132	1,804	1.69%	155,147	1,143	1.49%
Other borrowings	-	-	0.00%	3,000	29	1.96%

Total interest-bearing liabilities	1,087,800	4,498	0.83%	1,044,459	4,164	0.80%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	313,030			219,557
Other liabilities	4,379			4,875
Stockholders’ equity	190,843			134,127
Total noninterest-bearing liabilities and stockholders’ equity	508,252			358,559

Total liabilities and stockholders’ equity	$1,596,052			$1,403,018
Interest rate spread (taxable-equivalent basis)			4.45%			4.23%
Net interest income (taxable-equivalent basis)		$32,386			$26,743
Net interest margin (taxable-equivalent basis)			4.64%			4.35%
Average interest-earning assets to average interest-bearing liabilities			129.39%			118.74%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs, and other loan fees of $2.1 million and $1.1 million in the six-month periods ended June 30, 2015 and 2014, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the three-month period ended June 30, 2015 when compared to the three-month period ended June 30, 2014 and the six-month period ended June 30, 2015 when compared to the six-month period ended June 30, 2014. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to average rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

	Three-Month Period Ended June 30, 2015
	Compared to
	Three-Month Period Ended June 30, 2014
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$3,378	$53	$3,431
Securities available for sale and other securities	(15)	(11)	(26)
Federal funds sold and balances at Federal Reserve Bank	(50)	5	(45)
Time deposits in other financial institutions	-	-	-
FHLB stock	31	12	43
Total interest income(2)	3,344	59	3,403
Interest expense from deposits and borrowings:
Time deposits	(367)	60	(307)
Money market deposit accounts	112	-	112
NOW accounts	1	-	1
Savings deposits	-	-	-
FHLB advances	305	92	397
Other borrowings	(7)	(7)	(14)
Total interest expense	44	145	189
Change in net interest income	$3,300	$(86)	$3,214

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $1.2 million and $712 thousand in the three-month periods ended June 30, 2015 and 2014, respectively.

The $3.4 million increase in interest income when comparing the three-month period ended June 30, 2015 to the three-month period ended June 30, 2014 was primarily due to changes in loan volumes and yields. Higher average loan balances and yields increased interest income $3.4 million and $53 thousand, respectively. The $189 thousand increase in interest expense when comparing the three-month period ended June 30, 2015 to the three-month period ended June 30, 2014 was primarily due to changes in volumes and rates of FHLB borrowings. Higher average balances and rates of FHLB borrowings increased interest expense $305 thousand and $92 thousand, respectively, for a total increase of $397 thousand. Partially offsetting the increase in interest expense due to FHLB borrowings was $194 thousand less in interest expense due to changes in interest-bearing deposit volumes and rates, which reflected an improvement in the deposit mix.

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

	Six-Month Period Ended June 30, 2015
	Compared to
	Six-Month Period Ended June 30, 2014
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$5,748	$262	$6,010
Securities available for sale and other securities	(24)	(27)	(51)
Federal funds sold and balances at Federal Reserve Bank	(45)	9	(36)
Time deposits in other financial institutions	-	-	-
FHLB stock	51	3	54
Total interest income(2)	5,730	247	5,977
Interest expense from deposits and borrowings:
Time deposits	(575)	70	(505)
Money market deposit accounts	191	17	208
NOW accounts	-	(1)	(1)
Savings deposits	-	-	-
FHLB advances	492	169	661
Other borrowings	(15)	(14)	(29)
Total interest expense	93	241	334
Change in net interest income	$5,637	$6	$5,643

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $2.1 million and $1.1 million in the six-month periods ended June 30, 2015 and 2014, respectively.

The $6.0 million increase in interest income when comparing the six-month period ended June 30, 2015 to the six-month period ended June 30, 2014 was primarily due to changes in loan volumes and yields. Higher average loan balances and yields increased interest income $5.7 million and $262 thousand, respectively. The $334 thousand increase in interest expense when comparing the six-month period ended June 30, 2015 to the six-month period ended June 30, 2014 was primarily due to changes in volumes and rates of FHLB borrowings. Higher average balances and rates of FHLB borrowings increased interest expense $492 thousand and $169 thousand, respectively, for a total increase of $661 thousand. Partially offsetting the increase in interest expense due to FHLB borrowings was $298 thousand less in interest expense due to changes in interest-bearing deposit volumes and rates, which reflected an improvement in the deposit mix.

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

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

Our provision for loan losses declined to $1.3 million for the three-month period ended June 30, 2015 from $4.6 million for the three-month period ended June 30, 2014. The provision for the three-month period ended June 30, 2015 included $653 thousand of allowance for new loans funded during the quarter, $1.2 million in general reserves related to existing loans and a $42 thousand increase in specific reserves for impaired and purchased credit impaired loans, partially offset by $612 thousand in net recoveries (including a $393 thousand recovery related to our only shared national credit loan charged off in June 2014). The provision for the three-month period ended June 30, 2014 reflected primarily a charge off in-full of our only loan under the shared national credit program in the amount of $4.0 million.

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

Our provision for loan losses declined to $1.5 million for the six-month period ended June 30, 2015 from $4.6 million for the six-month period ended June 30, 2014. The provision for the six-month period ended June 30, 2015 included $1.1 million of allowance for new loans funded year-to-date, $1.2 million in general reserves related to existing loans and an $85 thousand increase in specific reserves for impaired and purchased credit impaired loans, partially offset by $884 thousand in net recoveries (including a $393 thousand recovery related to our only shared national credit loan charged off in June 2014). The provision for the six-month period ended June 30, 2014 reflected primarily the charge off in-full of our only loan under the shared national credit program in the amount of $4.0 million.

Noninterest Income

Noninterest income includes gains on sales of securities, gains on sales of loans, service charges and fees, bargain purchase gain, gains on sales of other real estate owned, net, bank-owned life insurance, mortgage banking fees and other noninterest income.

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

Noninterest income increased 84.7% to $4.3 million in the three-month period ended June 30, 2015 from $2.3 million in the three-month period ended June 30, 2014. The increase was primarily due to a $2.6 million gain on the sale of land (excess parking lots in Wynwood), which was included in gains on disposals of premises and equipment, and $217 thousand more in income from BOLI due to the additional $35.0 million investment completed in December 2014. Partially offsetting these increases in noninterest income were a $220 thousand decline in gains on sales of Small Business Administration (“SBA”) loans and a $327 thousand decline in gains on sales of OREO. The decrease in gains on sales of SBA loans was mainly a result of the lower volume of loans sold, which depends on multiple factors such as loan originations, mix between marketable and portfolio loans (depending on loan type, terms and market conditions) and funding timing for loans available to be sold. Also included in noninterest income for the three-month period ended June 30, 2014 was $241 thousand in gains on sales of securities.

The following table sets forth the components of noninterest income for the periods indicated:

	Three-Month Periods Ended June 30,
	2015	2014
	(in thousands)
Gains on sales of securities	$-	$241
Gains on sales of loans	584	804
Service charges and fees	581	538
Bargain purchase gain	-	(30)
Gains on sales of other real estate owned, net	48	375
Bank-owned life insurance	258	41
Mortgage banking fees	-	4
Gains on disposals of premises and equipment	2,588	-
Other noninterest income	276	374
Total noninterest income	$4,335	$2,347

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

Noninterest income increased 35.3% to $5.9 million in the six-month period ended June 30, 2015 from $4.4 million in the six-month period ended June 30, 2014, primarily due to the $2.6 million gain on the sale of land and $273 thousand more in income from BOLI due to the additional $35.0 million investment completed in December 2014. Partially offsetting these increases in noninterest income were a $734 thousand decline in gains on sales of SBA loans and a $256 thousand decline in gains on sales of OREO. The decrease in gains on sales of SBA loans was mainly a result of the lower volume of loans sold, which depends on multiple factors as described above. As with the three-month period ended June 30, 2014, noninterest income for the six-month period ended June 30, 2014 included $241 thousand in gains on sales of securities.

The following table sets forth the components of noninterest income for the periods indicated:

	Six-Month Periods Ended June 30,
	2015	2014
	(in thousands)
Gains on sales of securities	$-	$241
Gains on sales of loans	814	1,548
Service charges and fees	1,148	1,132
Bargain purchase gain	-	11
Gains on sales of other real estate owned, net	396	652
Bank-owned life insurance	350	77
Mortgage banking fees	-	47
Gains on disposals of premises and equipment	2,590	-
Other noninterest income	639	679
Total noninterest income	$5,937	$4,387

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, OREO expenses and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

Noninterest expense increased 8.2% to $11.8 million in the three-month period ended June 30, 2015 from $11.0 million in the three-month period ended June 30, 2014. The increase was mainly due to higher salaries and employee benefits ($947 thousand), occupancy expense ($251 thousand), network services and data processing ($140 thousand), and furniture and equipment ($99 thousand). The increase in salaries and employee benefits was primarily related to growth in our base of employees and provisions for incentive compensation booked in 2015 based on our anticipated growth. The increase in noninterest expense in each of the other categories related mainly to the increased scale of our operations, including three additional banking centers since the end of the second quarter of 2014. The increase in noninterest expense was partially offset by a reduction in professional fees ($319 thousand), loan collection expenses ($172 thousand) and OREO valuation allowance expense ($150 thousand). Lower professional fees and loan collection expenses were due to less activity required relating to nonperforming assets and lower OREO valuation allowance expense reflected that a smaller amount of write-downs were required on OREO properties.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three-Month Periods Ended June 30,
	2015	2014
	(in thousands)
Salaries and employee benefits	$5,229	$4,282
Occupancy expense	1,360	1,109
Furniture and equipment	740	641
Regulatory assessments	390	355
Network services and data processing	1,080	940
Printing and office supplies	71	88
Postage and delivery	80	74
Advertising and promotion	1,053	939
Other real estate owned related expense	498	494
Other real estate owned – valuation allowance expense	35	185
Amortization of intangible assets	80	141
Professional fees	509	828
Loan collection expenses	3	175
Other noninterest expense	717	699
Total noninterest expense	$11,845	$10,950

In the three-month periods ended June 30, 2015 and June 30, 2014, our efficiency ratio was 56.0% and 69.7%, respectively. The improved efficiency ratio for the three-month period ended June 30, 2015 was mainly due to higher net interest income and the $2.6 million gain on the sale of land. We also closely track annualized revenue per employee and average assets per employee, as measures of efficiency. Annualized revenue per employee was $384 thousand in the three-month period ended June 30, 2015 as compared to $343 thousand in the three-month period ended June 30, 2014. The higher annualized revenue per employee amount for the three-month period ended June 30, 2015 was primarily a result of the $2.6 million gain on the sale of land. Average assets per employee were $6.6 million in the three-month period ended June 30, 2015 as compared to $6.8 million in the three-month period ended June 30, 2014, which reflected the growth in our employee base. We had 247 full-time equivalent employees at June 30, 2015 and 221 at June 30, 2014.

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

Noninterest expense increased 7.9% to $23.7 million in the six-month period ended June 30, 2015 from $21.9 million in the six-month period ended June 30, 2014. The increase was mainly due to higher salaries and employee benefits ($1.7 million), occupancy expense ($400 thousand), network services and data processing ($373 thousand), and furniture and equipment ($215 thousand). The increase in salaries and employee benefits was primarily related to growth in our base of employees and provisions for incentive compensation booked in 2015 based on our anticipated growth. The increase in noninterest expense in each of the other categories related mainly to the increased scale of our operations, including three additional banking centers since the end of the second quarter of 2014. The increase in noninterest expense was partially offset by a reduction in professional fees ($217 thousand), loan collection expenses ($236 thousand) and OREO valuation allowance expense ($498 thousand). Lower professional fees and loan collection expenses were due to less activity required relating to nonperforming assets and lower OREO valuation allowance expense reflected that a smaller amount of write-downs were required on OREO properties.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six-Month Periods Ended June 30,
	2015	2014
	(in thousands)
Salaries and employee benefits	$10,446	$8,749
Occupancy expense	2,572	2,172
Furniture and equipment	1,496	1,281
Regulatory assessments	751	705
Network services and data processing	2,164	1,791
Printing and office supplies	129	193
Postage and delivery	164	129
Advertising and promotion	1,879	1,822
Other real estate owned related expense	1,091	1,114
Other real estate owned – valuation allowance expense	66	564
Amortization of intangible assets	163	295
Professional fees	1,207	1,424
Loan collection expenses	87	323
Other noninterest expense	1,465	1,385
Total noninterest expense	$23,680	$21,947

In the six-month periods ended June 30, 2015 and June 30, 2014, our efficiency ratio was 61.8% and 71.1%, respectively. The improved efficiency ratio for the six-month period ended June 30, 2015 was mainly due to higher net interest income and the $2.6 million gain on the sale of land. Annualized revenue per employee was $355 thousand in the six-month period ended June 30, 2015 as compared to $333 thousand in the six-month period ended June 30, 2014. The higher annualized revenue per employee amount for the six-month period ended June 30, 2015 was primarily a result of the $2.6 million gain on the sale of land. Average assets per employee were $6.6 million in both the six-month period ended June 30, 2015 and June 30, 2014.

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

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

In the three-month period ended June 30, 2015, we recorded income tax expense of $3.3 million (an effective income tax rate of 40.9%), compared to income tax expense of $192 thousand (an effective income tax rate of 45.5%) in the three-month period ended June 30, 2014. The increase in income tax expense was due primarily to our greater income before taxes and included a $163 thousand tax adjustment made in connection with our recently completed 2012-2013 IRS tax audit.

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

In the six-month period ended June 30, 2015, we recorded income tax expense of $5.3 million (an effective income tax rate of 39.9%), compared to income tax expense of $1.8 million (an effective income tax rate of 39.8%) in the six-month period ended June 30, 2014. The increase in income tax expense was due primarily to our greater income before taxes and included a $163 thousand tax adjustment made in connection with our recently completed 2012-2013 IRS tax audit.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

In the three-month period ended June 30, 2015, our net income of $4.7 million, or $0.29 basic and diluted net income per common share, represented an ROAA of 1.18% and an ROAE of 9.88%. Our average equity-to-assets ratio (average equity divided by average total assets) in the three-month period ended June 30, 2015 was 11.92%. In comparison, in the three-month period ended June 30, 2014, our net income of $230 thousand, or $0.02 basic and diluted net income per common share, represented an ROAA of 0.06% and an ROAE of 0.66%. Our average equity-to-assets ratio in the three-month period ended June 30, 2014 was 9.86%.

Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

In the six-month period ended June 30, 2015, our net income of $7.9 million, or $0.49 basic and diluted net income per common share, represented an ROAA of 1.00% and an ROAE of 8.37%. Our average equity-to-assets ratio in the six-month period ended June 30, 2015 was 11.96%. In comparison, in the six-month period ended June 30, 2014, our net income of $2.8 million, or $0.21 basic and diluted net income per common share, represented an ROAA of 0.40% and an ROAE of 4.14%. Our average equity-to-assets ratio in the six-month period ended June 30, 2014 was 9.56%.

Financial Condition

Our assets totaled $1.678 billion and $1.537 billion at June 30, 2015 and December 31, 2014, respectively. Loans receivable, net, as of June 30, 2015 and December 31, 2014 were $1.348 billion and $1.179 billion, respectively. Total deposits were $1.216 billion and $1.168 billion as of June 30, 2015 and December 31, 2014, respectively. Total liabilities, consisting of deposits, FHLB advances and other liabilities totaled $1.483 billion and $1.350 billion as of June 30, 2015 and December 31, 2014, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2015 were primarily due to organic growth.

Stockholders’ equity was $194.6 million and $186.6 million as of June 30, 2015 and December 31, 2014. The increase in stockholders’ equity was due to $7.9 million of net income earned during the six-month period ended June 30, 2015.

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

Loans by Portfolio Segment

The following table sets forth the carrying amounts of our loans by portfolio segment as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)

Real estate:
Residential	$236,708	17.4	$224,416	18.9
Commercial	809,693	59.5	723,577	60.9
Construction	152,571	11.2	107,436	9.0
Total real estate	1,198,972	88.1	1,055,429	88.8
Commercial	77,746	5.7	75,360	6.3
Consumer	84,741	6.2	57,733	4.9
Total loans	1,361,459	100.0	1,188,522	100.0
Less:
Net deferred loan fees	(5,599)		(4,142)
Allowance for loan losses	(7,675)		(5,324)
Loans receivable, net	$1,348,185		$1,179,056

As of June 30, 2015 and December 31, 2014, 88.1% and 88.8%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

As of June 30, 2015	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$24,055	$72,337	$140,316	$236,708
Commercial	125,366	384,202	300,125	809,693
Construction	41,029	77,134	34,408	152,571
Total real estate	190,450	533,673	474,849	1,198,972
Commercial	17,098	37,281	23,367	77,746
Consumer	3,747	73,980	7,014	84,741
Total loans	$211,295	$644,934	$505,230	$1,361,459

As of December 31, 2014	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$21,030	$76,262	$127,124	$224,416
Commercial	91,071	368,497	264,009	723,577
Construction	22,140	51,022	34,274	107,436
Total real estate	134,241	495,781	425,407	1,055,429
Commercial	20,325	32,425	22,610	75,360
Consumer	1,279	42,108	14,346	57,733
Total loans	$155,845	$570,314	$462,363	$1,188,522

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

As of June 30, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$62,029	$174,679	$236,708
Commercial	314,027	495,666	809,693
Construction	51,808	100,763	152,571
Total real estate	427,864	771,108	1,198,972
Commercial	34,318	43,428	77,746
Consumer	38,167	46,574	84,741
Total loans	$500,349	$861,110	$1,361,459

As of December 31, 2014	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$63,395	$161,021	$224,416
Commercial	306,928	416,649	723,577
Construction	31,569	75,867	107,436
Total real estate	401,892	653,537	1,055,429
Commercial	37,312	38,048	75,360
Consumer	10,522	47,211	57,733
Total loans	$449,726	$738,796	$1,188,522

As part of our asset/liability management strategy, we rarely offer fixed-rate loans with maturity above five years. As of June 30, 2015, less than 3.0% of our total loans (and 1.6% of the loans in our originated loan portfolio) are fixed-rate with a maturity over 5 years. As of June 30, 2015, 63.2% of our total loans (and 60.7% of the loans in our originated loan portfolio) is made up of variable-rate loans. The fixed-rate portion of our originated portfolio has a weighted average time to maturity of 3.0 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and variable interest rate loans as of June 30, 2015:

As of June 30, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Maturity
One year or less	$75,350	$135,945	$211,295
One to five years	390,308	254,626	644,934
More than five years	34,691	470,539	505,230
Total loans	$500,349	$861,110	$1,361,459

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the six-month period ended June 30, 2015, we originated a total of $353.4 million of new loans, including $303.4 million of real estate loans ($33.6 million, $145.0 million and $124.8 million of which were residential, commercial and construction real estate loans, respectively), $20.3 million of commercial loans, and $29.8 million of consumer loans. As of June 30, 2015, the average loan outstanding size in our originated portfolio was $1.0 million. For the six-month period ended June 30, 2014, we originated a total of $208.2 million of new loans, including $182.3 million of real estate loans ($20.1 million, $96.2 million and $66.0 million of which were residential, commercial and construction real estate loans, respectively), $21.7 million of commercial loans, and $4.2 million of consumer loans.

	Six-Month Period Ended June 30, 2015		Six-Month Period Ended June 30, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New loan originations
Real estate:
Residential	$33,607	9.5	$20,108	9.7
Commercial	144,993	41.1	96,229	46.2
Construction	124,807	35.3	66,012	31.7
Total real estate	303,407	85.9	182,349	87.6
Commercial	20,253	5.7	21,650	10.4
Consumer	29,786	8.4	4,223	2.0
Total loans	$353,446	100.0	$208,222	100.0

The total loan origination amount in the six-month period ended June 30, 2015 reflected strong organic growth across our markets.

In addition to growing organically, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number and balance of loans outstanding after each transaction. Subsequently, these balances decline as these loans mature and are paid down. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of June 30, 2015 and December 31, 2014, the breakdown of our portfolio by originating bank was as follows:

	As of June 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$1,046,227	76.9	$840,275	70.7
Community Bank of Manatee	58,325	4.3	64,121	5.4
First Community Bank of America	124,042	9.1	136,476	11.5
The Palm Bank	21,921	1.6	24,073	2.0
First Community Bank of Southwest Florida	110,944	8.1	123,577	10.4
Total loans	$1,361,459	100.0	$1,188,522	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of nonperforming assets as rapidly as possible.

For certain acquired loans, there was evidence at acquisition of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balance and carrying amount of these purchased credit impaired loans at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Unpaid principal balance	$36,841	$38,831
Carrying amount, net of allowance of $53 and $92	25,935	28,081

Accretable yield, or income expected to be collected was $2.1 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively.

Foreign Outstandings

We have made commercial loans to three Brazilian corporations, which at June 30, 2015 and December 31, 2014 exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances at June 30, 2015 and December 31, 2014, of $41.9 million and $44.0 million, representing 2.5% and 2.9% of our total assets, respectively. Loans to foreign borrowers are made in accordance with our credit policy and procedures. Two of the loans are secured by a first lien on farmland appraised at $56.8 million, of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank. The three main parcels (representing 83% of this collateral pool) were appraised during 2014, and the rest in 2012. Another loan is secured by a first lien on farmland appraised at $50.7 million during 2015 and the final loan is secured by closely held stock. The Brazilian economy is experiencing negative growth, a material decline in the value of its currency, increasing rates of inflation, growing unemployment and higher interest rates; the country is at risk of downgrade by the rating agencies to junk status. These macroeconomic trends coupled with a growing corruption scandal involving the government, state-owned enterprises and some of the largest private corporations have placed significant stress on the Brazilian economy and may affect the ability of our borrowers to repay their loans and the value of our underlying collateral. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil.

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

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of June 30, 2015 and December 31, 2014, there were $17.5 million and $20.9 million, respectively, in nonperforming loans. If such nonperforming loans would have been current during the six-month period ended June 30, 2015, the year ended December 31, 2014 and the six-month period ended June 30, 2014, we would have recorded an additional $478 thousand, $1.1 million and $568 thousand of interest income, respectively. No interest income from nonperforming loans was recognized for the six-month period ended June 30, 2015, the year ended December 31, 2014 and the six-month period ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, we had no accruing loans that were contractually past due 90 days or more as to principal and interest, and as of both of these dates, we had two troubled debt restructurings totaling $891 thousand and $906 thousand, respectively.

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

Loans totaling $25.2 million were classified substandard under the Bank’s policy at June 30, 2015, while loans totaling $28.3 were classified substandard under the Bank’s policy at December 31, 2014. The decrease in June 30, 2015 when compared to December 31, 2014 was mainly due to the work out of substandard loans as the Bank focuses its efforts in resolving nonperforming assets through foreclosure. The following tables set forth information related to the credit quality of our loan portfolio at June 30, 2015 and December 31, 2014:

As of June 30, 2015	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$228,959	$2,349	$5,400	$236,708
Commercial	776,872	15,415	17,406	809,693
Construction	150,764	1,090	717	152,571
Total real estate	1,156,595	18,854	23,523	1,198,972
Commercial	75,794	403	1,549	77,746
Consumer	84,534	53	154	84,741
Total loans	$1,316,923	$19,310	$25,226	$1,361,459

As of December 31, 2014	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$215,998	$2,405	$6,013	$224,416
Commercial	686,197	17,960	19,420	723,577
Construction	105,027	1,357	1,052	107,436
Total real estate	1,007,222	21,722	26,485	1,055,429
Commercial	73,321	311	1,728	75,360
Consumer	57,568	61	104	57,733
Total loans	$1,138,111	$22,094	$28,317	$1,188,522

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. We held $27.7 million of OREO as of June 30, 2015, a decline of $7.2 million from the $34.9 million as of December 31, 2014, mainly due to sales. Our ratio of total nonperforming assets to total assets improved to 2.69% at June 30, 2015 from 3.63% at December 31, 2014, primarily due to the decline in OREO.

The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and OREO to total assets as of the dates indicated, and certain other related information.

	As of
	June 30, 2015	December 31, 2014

Total nonperforming loans	$17,458	$20,894
OREO	27,686	34,916
Total nonperforming loans as a percentage of total loans	1.28%	1.76%
Total nonperforming assets as a percentage of total assets	2.69%	3.63%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.00%	0.00%
Loans restructured as troubled debt restructurings	$891	$906
Troubled debt restructurings as a percentage of total loans	0.07%	0.08%

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

Our allowance for loan losses consists of two components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 450 (“nonimpaired loans”). This component is calculated for all nonimpaired loans on a collective basis in accordance with ASC 450. For additional discussion on our calculation of the allowance for loan losses, see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses”.

The nonperforming loans related to acquired banks were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans originated by C1 Bank.

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below:

	As of
	June 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate:
Residential	$1,319	17.4	$820	18.9
Commercial	4,477	59.5	3,423	60.9
Construction	800	11.2	416	9.0
Total real estate	6,596	88.1	4,659	88.8
Commercial	530	5.7	373	6.3
Consumer	549	6.2	292	4.9
Total allowance for loan losses	$7,675	100.0	$5,324	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$5,787	$3,626	$5,324	$3,412
Charge-offs:
Residential real estate	-	(98)	-	(98)
Commercial real estate	-	(47)	(1)	(204)
Construction	-	-	-	-
Commercial	(66)	(4,037)	(66)	(4,046)
Consumer	(3)	(236)	(6)	(238)
Total charge-offs	(69)	(4,418)	(73)	(4,586)
Recoveries:
Residential real estate	153	277	222	437
Commercial real estate	33	140	145	229
Construction	69	220	92	303
Commercial	412	162	445	175
Consumer	14	14	53	15
Total recoveries	681	813	957	1,159
Net (charge-offs) recoveries	612	(3,605)	884	(3,427)
Provision for loan losses	1,276	4,572	1,467	4,608
Allowance for loan losses at end of period	$7,675	$4,593	$7,675	$4,593
Ratio of annualized net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.19)%	1.37%	(0.14)%	0.66
Allowance for loan losses as a percentage of total loans at end of period	0.56	0.43	0.56	0.43
Allowance for loan losses as a percentage of nonperforming loans	43.96	21.41	43.96	21.41

As a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $957 thousand and $1.2 million in the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

Investment Securities

We did not carry any balance of investment securities as of June 30, 2015 and December 31, 2014 due to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

Bank-Owned Life Insurance

As of June 30, 2015 and December 31, 2014, we maintained investments in bank-owned life insurance of $42.7 million and $43.9 million, respectively, $35.0 million of which was purchased during December 2014. The purchase allowed us to deploy excess cash, has enhanced noninterest income and offset the rising costs of employee benefits. Included in the balance at June 30, 2015 and December 31, 2014 was $7.5 million and $8.9 million, respectively, relating to policies on former officers of an acquired bank, $1.5 million of which was surrendered in the second quarter of 2015. During the second quarter of 2015, we sent surrender notices for the remaining $7.5 million acquired polices. We expect to receive the proceeds within six to twelve months, at which time we will use these proceeds to increase the investment in the BOLI purchased during December 2014.

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of June 30, 2015 and December 31, 2014 were $1.216 billion and $1.168 billion, respectively. Our growth in deposits during the first half of 2015 was due primarily to our organic growth efforts by our banking centers and marketing team to expand our client reach, including the opening of our branch in Doral in April 2015.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated.

	As of
	June 30, 2015		December 31, 2014
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Noninterest-bearing demand	$322,173	26.5	$278,543	23.9
Interest-bearing demand/NOW	148,724	12.2	140,598	12.0
Money market and savings	483,157	39.7	435,105	37.3
Time	261,934	21.6	313,256	26.8
Total deposits	$1,215,988	100.0	$1,167,502	100.0
Time Deposits
0.00 - 0.50%	$44,729	17.1	$25,294	8.1
0.51 - 1.00%	57,861	22.1	77,480	24.7
1.01 - 1.50%	110,670	42.2	160,808	51.3
1.51 - 2.00%	26,360	10.1	27,813	8.9
2.01 - 2.50%	15,261	5.8	11,160	3.6
Above 2.50%	7,053	2.7	10,701	3.4
Total time deposits	$261,934	100.0	$313,256	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of June 30, 2015
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$9,211	$27,668	$36,879
Over Three to Six	16,057	13,710	29,767
Over Six to Twelve	19,593	19,383	38,976
Over Twelve	84,247	72,065	156,312
Total	$129,108	$132,826	$261,934

	As of December 31, 2014
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$48,262	$22,535	$70,797
Over Three to Six	33,493	21,831	55,324
Over Six to Twelve	22,783	25,137	47,920
Over Twelve	79,180	60,035	139,215
Total	$183,718	$129,538	$313,256

As of June 30, 2015 and December 31, 2014, we had brokered deposits of $53.7 million and $17.0 million, respectively.

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or by entering into client purchase agreements. We also use these sources of funds as part of our asset/liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of June 30, 2015, we had $261.0 million outstanding in advances from the FHLB with the following average rates and maturities:

	As of June 30, 2015
	Amount	% of total	Average rate (%)
Maturity year:
2015	$17,000	6.5	1.07%
2016	32,000	12.3	1.66%
2017	12,000	4.6	2.13%
2018	45,000	17.2	1.52%
2019	45,000	17.2	1.98%
2020	85,000	32.7	1.85%
2023	10,000	3.8	2.70%
2025	15,000	5.7	2.54%
Total	$261,000	100.0	1.83%

Liquidity and Capital Resources

Liquidity Management

We are expected to maintain adequate liquidity at the Bank. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We manage liquidity based upon policy limits set by the board of directors and cash flow modeling. To maintain adequate liquidity, we also monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, model liquidity stress scenarios and develop contingency plans, and identify alternative back-up sources of liquidity. The liquidity reserve may consist of cash on hand, cash on demand in deposits with correspondent banks, cash equivalents such as federal funds sold, United States securities or securities guaranteed by the United States, and other investments. In addition, we have a fed funds line of $25 million with our correspondent bank and available borrowing capacity with the FHLB based on our collateral position. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands.

As of June 30, 2015, we held cash equal to 13.4% of total deposits and borrowings due in less than 12 months, which represented approximately $5.6 million of excess cash above our target.

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

As of June 30, 2015 and December 31, 2014, we had an equity-to-assets ratio of 11.60% and 12.15%, respectively. As of June 30, 2015 and December 31, 2014, we had a Tier 1 capital to risk-weighted assets ratio of 13.08% and 14.33%, respectively, and a Tier 1 leverage ratio of 12.01% and 11.95%, respectively. The regulatory capital ratios as of June 30, 2015 were calculated under Interim Final Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of June 30, 2015 and December 31, 2014, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
June 30, 2015	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$201,591	13.60%	$118,616	8.00%	$	N/A	N/A
C1 Bank	200,898	13.55%	118,608	8.00%		148,259	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	193,915	13.08%	88,962	6.00%		N/A	N/A
C1 Bank	193,222	13.03%	88,956	6.00%		118,608	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	193,915	13.08%	66,721	4.50%		N/A	N/A
C1 Bank	193,222	13.03%	66,717	4.50%		96,369	6.50%
Tier 1 leverage ratio
C1 Financial, Inc.	193,915	12.01%	64,593	4.00%		N/A	N/A
C1 Bank	193,222	11.97%	64,589	4.00%		80,736	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2014	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements and contractual obligations at June 30, 2015 and December 31, 2014 are summarized in the tables that follow:

	Amount of Commitment Expiration Per Period as of June 30, 2015
	Total Amounts Committed	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years
	(in thousands)

Unused lines of credit	$48,123	$9,378	$18,622	$3,096	$17,027
Standby letters of credit	2,290	2,116	73	101	-
Commitments to fund loans	187,464	27,139	91,655	29,802	38,868
Total	$237,877	$38,633	$110,350	$32,999	$55,895

	Amount of Commitment Expiration Per Period as of December 31, 2014
	Total Amounts Committed	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years
	(in thousands)

Unused lines of credit	$39,630	$12,808	$10,778	$6,340	$9,704
Standby letters of credit	1,540	-	1,473	67	-
Commitments to fund loans	147,879	17,080	65,402	26,838	38,559
Total	$189,049	$29,888	$77,653	$33,245	$48,263

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $237.9 million and $189.0 million as of June 30, 2015 and December 31, 2014, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

We believe the likelihood of our unused lines of credit and standby letters of credit either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have cash and available borrowing capacity from various sources to meet these requirements.

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

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	2015	2015	2014	2014	2014 (1)

Loan loss reserves
Allowance for loan losses	$7,675	$5,787	$5,324	$5,441	$4,593
Acquired performing loans discount	3,047	3,242	3,532	3,811	4,093
Total	$10,722	$9,029	$8,856	$9,252	$8,686
Loans receivable, gross	$1,361,459	$1,256,606	$1,188,522	$1,134,351	$1,062,701
Allowance for loan losses to total loans receivable	0.56%	0.46%	0.45%	0.48%	0.43%
Allowance plus performing loans discount to total loans receivable	0.79%	0.72%	0.75%	0.82%	0.82%

Efficiency ratio
Noninterest expense	$11,845	$11,835	$14,005	$11,280	$10,950
Taxable-equivalent net interest income	$16,811	$15,575	$14,919	$14,022	$13,597
Noninterest income	$4,335	$1,602	$1,554	$1,797	$2,347
Gains on sales of securities	-	-	-	-	(241)
Adjusted noninterest income	$4,335	$1,602	$1,554	$1,797	$2,106
Efficiency ratio	56.0%	68.9%	85.0%	71.3%	69.7%

Revenue and average assets per average number of employees
Interest income	$19,115	$17,769	$17,158	$16,245	$15,712
Noninterest income	4,335	1,602	1,554	1,797	2,347
Total revenue	$23,450	$19,371	$18,712	$18,042	$18,059
Total revenue annualized	$94,058	$78,560	$74,238	$71,580	$72,434
Total average assets	$1,615,468	$1,576,419	$1,552,264	$1,493,667	$1,426,124
Average number of employees	245	241	242	235	211
Revenue per average number of employees	$384	$326	$307	$305	$343
Average assets per average number of employees	$6,594	$6,541	$6,414	$6,356	$6,759

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$194,555	$189,812	$186,638	$185,296	$140,191
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(824)	(904)	(987)	(1,074)	(1,190)
Tangible stockholders' equity	$193,482	$188,659	$185,402	$183,973	$138,752

Common shares outstanding	16,101	16,101	16,101	16,101	13,340
Book value per share	$12.08	$11.79	$11.59	$11.51	$10.51
Tangible book value per share	12.02	11.72	11.51	11.43	10.40

Adjusted yield earned on loans
Reported yield on loans	5.89%	5.90%	5.84%	5.79%	5.87%
Effect of accretion income on acquired loans	(0.10)%	(0.14)%	(0.19)%	(0.14)%	(0.15)%
Adjusted yield on loans	5.79%	5.76%	5.65%	5.65%	5.72%

Adjusted rate paid on total deposits
Reported rate paid on total deposits	0.44%	0.47%	0.50%	0.52%	0.54%
Effect of premium amortization on acquired deposits	0.01%	0.01%	0.00%	0.01%	0.01%
Adjusted rate paid on total deposits	0.45%	0.48%	0.50%	0.53%	0.55%

Adjusted net interest margin
Reported net interest margin	4.71%	4.56%	4.24%	4.18%	4.29%
Effect of accretion income on acquired loans	(0.09)%	(0.12)%	(0.16)%	(0.11)%	(0.13)%
Effect of premium amortization on acquired deposits and borrowings	(0.02)%	(0.03)%	(0.03)%	(0.04)%	(0.04)%
Adjusted net interest margin	4.60%	4.41%	4.05%	4.03%	4.12%

Average excess cash
Average total deposits	$1,185,325	$1,186,076	$1,174,001	$1,147,816	$1,118,423
Borrowings due in one year or less	17,750	25,189	28,940	34,753	33,750
Total base for liquidity	$1,203,075	$1,211,265	$1,202,941	$1,182,569	$1,152,173
Minimum liquidity level (10% of base) (a)	$120,308	$121,127	$120,294	$118,257	$115,217
Average cash and cash equivalents (b)	168,740	204,588	271,827	262,617	239,171
Cash above liquidity level (b)-(a)	48,432	83,461	151,533	144,360	123,954
Less estimated short-term deposits	(20,823)	(11,353)	(24,421)	(28,440)	(24,662)
Average excess cash	$27,609	$72,108	$127,112	$115,920	$99,292

Tangible equity to tangible assets
Total stockholders' equity	$194,555	$189,812	$186,638	$185,296	$140,191
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(824)	(904)	(987)	(1,074)	(1,190)
Tangible stockholders' equity	$193,482	$188,659	$185,402	$183,973	$138,752

Total assets	$1,677,806	$1,596,739	$1,536,691	$1,548,045	$1,449,214
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(824)	(904)	(987)	(1,074)	(1,190)
Tangible assets	$1,676,733	$1,595,586	$1,535,455	$1,546,722	$1,447,775

Equity/Assets	11.60%	11.89%	12.15%	11.97%	9.67%
Tangible Equity/Tangible Assets	11.54%	11.82%	12.07%	11.89%	9.58%

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

Adjusted rate paid on total deposits is our cost of deposits after excluding amortization of premiums for acquired time deposits. Our management uses this metric to better assess the impact of purchase accounting on cost of deposits, as the effect of amortization of premiums related to deposits is expected to decrease as the acquired deposits mature or roll off of our balance sheet.

Adjusted net interest margin is net interest margin after excluding loan accretion from the acquired loan portfolio and amortization of premiums for acquired time deposits and Federal Home Loan Bank advances. Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discounts accretion and amortization of premiums related to deposits or borrowings is expected to decrease as the acquired loans and deposits mature or roll off of our balance sheet.

Average excess cash represents the cash and cash equivalents in excess of our minimum liquidity level (defined as 10% of average total deposits plus borrowings due in one year or less), minus Company estimated short-term deposits. In 2015, based on an historical analysis, we changed our methodology for estimating short-term deposits, which reduced the results beginning in the first quarter of 2015.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk Management

Interest rate risk management is carried out through our directors’ asset/liability committee (“ALCO”) & investments committee, which consists of certain directors and our Chief Executive Officer, supported by our Chief Financial Officer, business unit heads and certain other officers. To manage interest rate risk, our board of directors has established quantitative and qualitative guidelines with respect to our net interest income exposure and how interest rate shocks affect our financial performance. Consistent with industry practice, we measure interest rate risk by utilizing the concept of economic value of equity, which is the intrinsic value of assets, less the intrinsic value of liabilities. Economic value of equity does not take into account management intervention and assumes the change is instantaneous. Further, economic value of equity only evaluates risk to the current balance sheet. Therefore, in addition to this measurement, we also evaluate and consider the impact of interest rate shocks on other business factors, such as forecasted net interest income for subsequent years. In both cases, sensitivity is measured versus a base case, which assumes the forward curve for interest rates as of the balance sheet date.

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

Based upon the current interest rate environment, as of June 30, 2015 and December 31, 2014, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of June 30, 2015
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(7.4)	(10.5)	$(43.7)	(18.4)
(300)	(6.5)	(9.2)	(32.6)	(13.7)
(200)	(4.0)	(5.7)	(19.7)	(8.3)
(100)	(1.7)	(2.4)	(7.2)	(3.0)
0	-	-	-	-
100	3.2	4.6	7.1	3.0
200	6.9	9.9	12.9	5.4
300	10.7	15.2	17.9	7.5
400	14.5	20.6	22.1	9.3

As of December 31, 2014
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(5.3)	(8.6)	$(38.5)	(18.5)
(300)	(4.7)	(7.7)	(35.2)	(16.9)
(200)	(2.6)	(4.2)	(25.1)	(12.1)
(100)	(0.4)	(0.7)	(9.6)	(4.6)
0	-	-	-	-
100	2.2	3.6	4.5	2.2
200	4.6	7.5	7.4	3.5
300	7.1	11.5	9.9	4.7
400	9.5	15.5	11.7	5.6

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of June 30, 2015, we were in compliance with all of the limits and policies established by management.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

You should carefully consider the following risks set forth below before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

The geographic concentration of our markets makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, we are a banking franchise concentrated in the state of Florida. As of June 30, 2015, approximately 93% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Florida. Deterioration in local economic conditions in the loan market or in the commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio by eroding the loan-to-value ratio of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, the value of the collateral securing loans and our financial condition, results of operations and future prospects. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected the Bank’s capital, we might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

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

As of June 30, 2015, the allowance for loan losses was $7.7 million while total nonperforming loans was $17.5 million. The total nonperforming amount is large for a bank of our size and is primarily the result of our acquisition of several troubled banks. The amount of our allowance for loan losses for these non-performing loans is determined by our management team through periodic reviews. As most non-performing loans are related to acquired banks, they were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans.

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

Our financial performance may be negatively affected if our loans are not repaid as expected.

Given our limited history and significant portfolio growth, many of the loans originated by C1 Bank may be unseasoned, meaning that many of the loans were originated relatively recently. In particular, approximately 77% of our loans outstanding at June 30, 2015, had been originated by C1 Bank since 2010. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

If we are unable to manage our rapid growth, our business could be disrupted and the price of our common stock could go down.

Since we began our activities, we have experienced rapid growth. We expect to continue to implement a strategy of aggressive growth in our loans and deposits. Our growth is expected to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, credit, financial and other internal risk controls. Rapid growth may also lead to deterioration on underwriting standards and puts pressure on internal systems. This growth will also provide challenges in our effort to maintain and improve the quality of our assets. Our inability to manage our growth effectively could have a material adverse effect on our business, our future financial performance and the price of our common stock.

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

Liquidity is essential to our business. Our loan-to-deposit ratio, calculated by dividing our total loans by our total deposits, exceeded 110% at June 30, 2015. A higher loan-to-deposit ratio generally means that a financial institution might not have enough liquidity to cover any unforeseen requirements or that the institution is more reliant on borrowings that may no longer be available.

An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. The loss of any single large depositor could have a negative effect on our liquidity. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets and diminished expectations or growth in the financial services industry.

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

Our loan portfolio includes unsecured, commercial, real estate, consumer and other loans that may have higher risks, and we currently exceed the regulatory guidelines for commercial real estate loans.

Our commercial real estate, residential real estate, construction, commercial, and consumer loans at June 30, 2015, were $809.7 million, $236.7 million, $152.6 million, $77.7 million, and $84.7 million, respectively, or 59.5%, 17.4%, 11.2%, 5.7%, and 6.2%, respectively, of our total loans. We have a high concentration of commercial real estate loans, which at December 31, 2013 and June 30, 2015 exceeded the guidance of bank regulators. At June 30, 2015, December 31, 2014 and December 31, 2013, our ratio for construction, development and other land loans to total capital was 76%, 57% and 73%, respectively, compared to the FDIC guideline of 100%, while the ratio for commercial real estate loans (including construction, development and other land loans and loans secured by multifamily and nonowner occupied nonfarm nonresidential property) to total capital was 336%, 284% and 365%, respectively, compared to the FDIC guideline of 300%. The lower ratios at December 31, 2014 when compared to December 31, 2013, resulted from the impact of the initial public offering. In 2013, our board of directors authorized us to operate up to 400% of total risk based capital for commercial real estate loans until December 2014. Our directors extended their authorization until December 2015.

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

We may not be able to gain the expected benefits of our partnership with CenterState.

On March 4, 2015, we entered into a partnership with CenterState Bank of Florida, N.A., or CenterState, pursuant to which CenterState will provide analytics, launch and market C1 Lab's Smart Loan Express to financial institutions across the country. Our lender incentive program is linked to the Smart Loan Express output so that the incentive structure favors those loans with a higher risk-adjusted incremental return on equity. If we are not able to gain the expected benefits of our partnership with CenterState, our results of operations may be negatively affected.

We are subject to risks associated with loans to Brazilian companies.

We have made commercial loans to three Brazilian corporations, with aggregate outstanding balances at June 30, 2015, December 31, 2014 and December 31, 2013 of $41.9 million, $44.0 million and $44.8 million, respectively. The collateral for these loans is held in Brazil and consists primarily of real estate. Two of the loans are secured by a first lien on farmland appraised at $56.8 million, of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank. The three main parcels (representing 83% of this collateral pool) were appraised during 2014, and the rest in 2012. Another loan is secured by a first lien on farmland appraised at $50.7 million during 2015 and the final loan is secured by closely held stock. There is inherent country risk associated with this international business. International trade laws, U.S. relations with Brazil, foreign exchange volatility, the foreign nature of the Brazilian legal system and government policy, and regulatory changes may inhibit our ability to collect payment, or claim collateral (if any) located in Brazil. Furthermore, we may experience loss due to unforeseen economic, social or weather conditions that affect Brazilian markets and in particular the market for Brazilian agriculture products. The expense of collecting on defaulted loans may be higher than in the United States, which may reduce the size of any recovery. We are also subject to the risk that the value of any real estate collateral could decline, further harming our ability to fully collect on any defaulted loan. The Brazilian economy is experiencing negative growth, a material decline in the value of its currency, increasing rates of inflation, growing unemployment and higher interest rates; the country is at risk of downgrade by the rating agencies to junk status. These macroeconomic trends coupled with a growing corruption scandal involving the government, state-owned enterprises and some of the largest private corporations have placed significant stress on the Brazilian economy and may affect the ability of our borrowers to repay their loans and the value of our underlying collateral. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of June 30, 2015, our ten largest loan relationships totaled over $285 million in loan exposure or 17.8% of the total loan portfolio and unfunded commitments. The concentration risk associated with having a small number of extremely large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan. The repayment of any of these relationships could harm our interest income.

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

Non-performing assets (including non-accrual loans and other real estate owned, or OREO) totaled $45.1 million at June 30, 2015. These non-performing assets can adversely affect net income through reduced interest income, increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Any decrease in real estate market prices may lead to OREO write-downs, with a corresponding expense in our income statement. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. Holding OREO properties is expensive and negatively impacts our earnings and results of operations. The expenses associated with OREO and any further property write-downs, both expected and unexpected, could have a material adverse effect on our financial condition and results of operations.

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

The Bank had $42.7 million in general and separate account BOLI contracts at June 30, 2015. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if the Bank needed additional liquidity and converted the BOLI to cash, any cash value gain above basis would be subject to ordinary income tax and applicable penalties. The Bank is also exposed to the credit risk of the underlying securities in the investment portfolio, and to the insurance carrier provider credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Bank at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain of our foreign national controlling stockholders.

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

Our success and future growth depend upon the continued success of our management team, in particular our Chief Executive Officer, Trevor Burgess, and other key employees. Competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management personnel, our business could be harmed.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well making it possible for non-banks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate.

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

The Bank’s legally mandated lending limit per borrower is lower than that of many of our larger competitors because we have less capital. At June 30, 2015, the Bank’s legal lending limit for loans was approximately $48 million to any one borrower on a secured basis and $29 million on an unsecured basis. The Bank’s lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us, which may restrict our ability to grow. In addition, in July 2014, we established a $30.0 million “house limit” guideline for future relationships that may further impact our ability to lend to large borrowers and discourage these large borrowers from doing business with us.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights, including those created by C1 Labs. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third-party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

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

The Bank Holding Company Act of 1956, as amended, or the BHCA and federal and Florida state banking laws restrict the activities that the Company and the Bank may lawfully conduct, whether directly or indirectly through acquisitions, subsidiaries and certain interests in other companies. These laws also affect the ability to effect a change of control of the Company or another bank holding company. Certain acquisitions may be subject to regulatory approval, and we may not receive timely regulatory approval for future acquisitions. Changes in the number or scope of permissible activities under applicable law could have an adverse effect on our ability to realize our strategic goals.

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

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our business, financial condition and results of operations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act. We are inexperienced with these reporting and accounting requirements, and as such these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the JOBS Act, we take advantage of certain temporary exemptions from various reporting requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. While at June 30, 2015, December 31, 2014 and December 31, 2013 we had adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities, we may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

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

Our market area is susceptible to natural disasters, such as hurricanes, tropical storms, other severe weather events and related flooding and wind damage. These natural disasters could negatively impact regional economic conditions, disrupt operations, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices, result in a decline in local loan demand and our loan originations and negatively impact our growth strategy. We cannot predict whether or to what extent damage that may be caused by future natural disasters will affect our operations or the economies in our current or future market areas. Our business or results of operations may be adversely affected by these and other negative effects of natural disasters.

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

Risks Related to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance and therefore reduces our net income and may restrict our growth and ability to acquire other financial institutions.

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

As a Florida state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the Florida Office of Financial Regulation, or OFR. The FDIC and OFR regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. The Bank may undergo periodic examinations by the FDIC and OFR. Following such examinations, the Bank may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, which could adversely affect our results of operations.

Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our common stock.

Particularly as a result of new regulations and regulatory agencies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our results of operations and financial condition.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects our credit conditions, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our results of operations.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are, or may include:

•	increases in regulatory capital requirements and additional restrictions on the types of instruments that may satisfy such requirements;

•	creation of new government regulatory agencies (particularly the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge;

•	changes in regulation of consumer mortgage loan origination and risk retention; and

•	changes in corporate governance requirements for public companies.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, required or will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been enacted or proposed by the applicable federal agencies. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

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

Federal law and regulatory policy impose a number of obligations on bank holding companies that are designed to reduce potential loss exposure to the depositors of insured depository subsidiaries and to the FDIC’s deposit insurance fund. For example, a bank holding company is required to serve as a source of financial strength to its insured depository subsidiaries and to commit financial resources to support such institutions where it might not do so otherwise, even if we would not ordinarily do so and even if such contribution is to our detriment or the detriment of our stockholders. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to issue common stock or debt. Issuing additional shares of common stock would dilute our current stockholders’ percentage of ownership and could cause the price of our common stock to decline. If we are required to issue debt, and in the event of a bankruptcy by the Company, the bankruptcy trustee would assume any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the Company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the Company in order to make the required capital injection becomes more difficult and expensive and would adversely impact the Company’s cash flows, financial condition, results of operations and prospects.

New and future rulemaking by the Consumer Financial Protection Bureau and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs.

The Consumer Financial Protection Bureau, or the CFPB, has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations. In some cases, regulators such as the FTC and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

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

Florida and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, a Florida or federal banking agency were to determine that the financial condition, capital resources, allowance for loan and lease losses, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

Florida financial institutions face a higher risk of noncompliance and enforcement actions with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including anti-money laundering, or AML, and Bank Secrecy Act, or BSA, matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Moreover, we operate in areas designated as High Intensity Financial Crime Areas and High Intensity Drug Trafficking Areas. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the state of Florida with respect to institutions’ BSA and AML compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions. Although we have adopted policies, procedures and controls to comply with the BSA and other AML statutes and regulations, this aggressive supervision and examination and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our results of operation and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act, or CRA, and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief and imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Risks Related to Our Common Stock

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

The trading market for our common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

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

Our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess) collectively own approximately 57.9% of the outstanding shares of our common stock. As a result, these stockholders, acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders are also business partners in business ventures in addition to our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, a dispute among these individuals in connection with the Company or another business venture could impact their relationship at the Company and, because of their prominence within the Company, the Company itself. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess) collectively hold a majority of our common stock. As a result, we are considered a “controlled company” for the purposes of the listing requirements of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that our board of directors, our executive compensation committee and our directors’ nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. We intend to continue to avail ourselves of certain of these exemptions. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the exchange on which our common stock is listed.

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

The shares of the Company’s common stock are not bank deposits and will not be insured or guaranteed by the FDIC or any other government agency.

The laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the FDIC’s Deposit Insurance Fund and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

Future changes in laws and regulations or changes in their interpretation may also adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

Applicable laws and regulations restrict both the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to our stockholders.

Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies generally look to factors such as previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition.

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

We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with these rules upon ceasing to be an “emerging growth company” as defined in the JOBS Act. However, we are required to perform our own assessment of the effectiveness of our internal controls over financial reporting and prepare a report on this assessment beginning with our Form 10-K for the year ended December 31, 2015.

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

As an “emerging growth company,” as defined in the JOBS Act, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements not comparable with those of another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive as a result of our election to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

C1 FINANCIAL, INC.

Signature	Title	Date

/s/ Cristian A. Melej	Chief Financial Officer	July 24, 2015
Cristian A. Melej	(Principal Financial Officer)

Exhibit Index***

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36595.

