Form 10-Q
period 2015-09-30
C1 Financial, Inc.
filed 2015-10-16
CIK 1609132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

Yes ☐   No ☐

Indicate the number of shares outstanding of the issuer’s common stock, par value $1.00 per share, as of October 16, 2015: 16,100,966.

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

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, the following:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1, No. 333-206107, declared effective by the Commission on August 13, 2015.

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

Part I
Financial Information

Item 1. Financial Statements

C1 Financial, Inc.

Consolidated Balance Sheets (Unaudited)
September 30, 2015 and December 31, 2014

(Dollars in thousands, except per share data)
(Balance Sheet data at December 31, 2014 is derived from audited financial statements)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$175,289	$185,703
Time deposits in other financial institutions	247	-
Federal Home Loan Bank stock, at cost	11,668	9,224
Loans receivable (net of allowance of $7,932 at September 30, 2015 and $5,324 at December 31, 2014)	1,376,617	1,179,056
Premises and equipment, net	63,613	64,075
Other real estate owned, net	26,490	34,916
Bank-owned life insurance (BOLI)	43,018	43,907
Accrued interest receivable	4,269	3,490
Core deposit intangible	754	987
Prepaid expenses	4,778	5,243
Other assets	5,740	10,090
Total assets	$1,712,483	$1,536,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$336,361	$278,543
Interest bearing	928,019	888,959
Total deposits	1,264,380	1,167,502
Federal Home Loan Bank advances	242,000	178,500
Other liabilities	6,543	4,051
Total liabilities	1,512,923	1,350,053
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 shares issued and outstanding at both September 30, 2015 and December 31, 2014	16,101	16,101
Additional paid-in capital	148,122	148,122
Retained earnings	35,337	22,415
Accumulated other comprehensive income	-	-
Total stockholders’ equity	199,560	186,638
Total liabilities and stockholders’ equity	$1,712,483	$1,536,691

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Income STATEMENTS

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$20,340	$16,028	$56,803	$46,481
Securities	3	2	9	59
Federal funds sold and other	203	215	618	612
Total interest income	20,546	16,245	57,430	47,152
Interest expense
Savings and interest-bearing demand deposits	654	546	1,887	1,572
Time deposits	795	953	2,256	2,919
Federal Home Loan Bank advances	1,057	709	2,861	1,852
Other borrowings	-	15	-	44
Total interest expense	2,506	2,223	7,004	6,387
Net interest income	18,040	14,022	50,426	40,765
Provision (reversal of provision) for loan losses	(67)	207	1,400	4,815
Net interest income after provision for loan losses	18,107	13,815	49,026	35,950
Noninterest income
Gains on sales of securities	-	-	-	241
Gains on sales of loans	79	775	893	2,323
Service charges and fees	602	526	1,750	1,658
Bargain purchase gain	-	37	-	48
Gains on sales of other real estate owned, net	177	68	573	720
Bank-owned life insurance	276	41	626	118
Mortgage banking fees	-	-	-	47
Gains (losses) on disposals of premises and equipment, net	-	(12)	2,590	(12)
Other noninterest income	980	362	1,619	1,041
Total noninterest income	2,114	1,797	8,051	6,184
Noninterest expense
Salaries and employee benefits	5,276	4,777	15,722	13,526
Occupancy expense	1,388	1,138	3,960	3,310
Furniture and equipment	779	673	2,275	1,954
Regulatory assessments	349	362	1,100	1,067
Network services and data processing	1,075	1,033	3,239	2,824
Printing and office supplies	54	77	183	270
Postage and delivery	78	52	242	181
Advertising and promotion	873	812	2,752	2,634
Other real estate owned related expense, net	468	511	1,559	1,625
Other real estate owned – valuation allowance expense	102	45	168	609
Amortization of intangible assets	70	117	233	412
Professional fees	673	750	1,880	2,174
Loan collection expenses	86	140	173	463
Other noninterest expense	701	793	2,166	2,178
Total noninterest expense	11,972	11,280	35,652	33,227
Income before income taxes	8,249	4,332	21,425	8,907
Income tax expense	3,244	1,706	8,503	3,525
Net income	$5,005	$2,626	$12,922	$5,382
Earnings per common share:
Basic	$0.31	$0.18	$0.80	$0.40
Diluted	$0.31	$0.18	$0.80	$0.40

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,005	$2,626	$12,922	$5,382
Other comprehensive income:
Unrealized gains/losses on available-for-sale securities:
Unrealized holding gains arising during the period	-	-	-	241
Reclassification adjustments for gains included in net income*	-	-	-	(241)
Tax effect*	-	-	-	-
Total other comprehensive income, net of tax	-	-	-	-
Comprehensive income	$5,005	$2,626	$12,922	$5,382

*	Amounts for realized gains on available-for-sale securities are included in gains on sales of securities in the consolidated income statements. Income taxes associated with the unrealized holding gains arising during the period, net of the reclassification adjustments for gains included in net income were $0 for both the three months ended September 30, 2015 and 2014, respectively, and $0 for both the nine months ended September 30, 2015 and 2014. The amounts related to income taxes on gains included in net income are included in income tax expense in the consolidated income statements.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)
Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2014	$12,217	$93,906	$15,691	$-	$121,814
Issuance of common stock, net of costs of $4,653 (3,884,034 shares)	3,884	54,023	-	-	57,907
Net income	-	-	5,382	-	5,382
Other	-	193	-	-	193
Other comprehensive income	-	-	-	-	-

Balance at September 30, 2014	$16,101	$148,122	$21,073	$-	$185,296

Balance at January 1, 2015	$16,101	$148,122	$22,415	$-	$186,638
Net income	-	-	12,922	-	12,922
Other comprehensive income	-	-	-	-	-

Balance at September 30, 2015	$16,101	$148,122	$35,337	$-	$199,560

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$12,922	$5,382
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,400	4,815
Depreciation	2,543	2,076
Net accretion of purchase accounting adjustments	(1,327)	(1,807)
Accretion of loan discount	(404)	(205)
Amortization of other intangible assets	233	411
Increase in other real estate owned valuation allowance	168	609
Increase in cash surrender value of BOLI	(626)	(119)
Gains on sales of securities	-	(241)
Bargain purchase gain	-	(48)
Net change in deferred income tax expense	515	40
Gains on sales of loans	(893)	(2,323)
Gains on sales of other real estate owned, net	(573)	(720)
(Gains) losses on disposals of premises and equipment, net	(2,590)	12
Gains on early redemption of Federal Home Loan Bank advances	(670)	-
Net change in other assets and liabilities:
Accrued interest receivable and other assets	3,522	(2,317)
Other liabilities	2,747	(771)
Net cash from operating activities	16,967	4,794
Cash flows from investing activities
Net change in time deposits in other financial institutions	(247)	-
Loan originations, net of repayments	(206,426)	(104,302)
Proceeds from loans sold	8,401	21,954
Proceeds from sales of other real estate owned	10,297	6,250
Proceeds from sales, calls and maturities of securities	-	996
Purchases of Federal Home Loan Bank stock	(4,479)	(1,958)
Proceeds from sales of Federal Home Loan Bank stock	2,035	472
Purchases of premises and equipment	(3,939)	(8,402)
Proceeds from sales of premises and equipment	4,448	6
Surrender of BOLI	1,457	-
Net cash transferred in bank acquisition	-	48
Net cash from investing activities	(188,453)	(84,936)
Cash flows from financing activities
Net proceeds from issuance of common stock	-	57,907
Net change in deposits	96,902	124,024
Repayment of Federal Home Loan Bank advances	(35,830)	(6,500)
Proceeds from Federal Home Loan Bank advances	100,000	45,000
Net cash from financing activities	161,072	220,431
Net change in cash and cash equivalents	(10,414)	140,289
Cash and cash equivalents at beginning of the period	185,703	143,452
Cash and cash equivalents at end of the period	$175,289	$283,741
Supplemental information:
Cash paid during the period for interest	$7,127	$6,610
Cash paid during the period for income taxes	8,752	5,171
Non-cash items:
Transfers from loans to other real estate owned	1,466	3,046

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

NOTES TO Consolidated FINANCIAL Statements

(Unaudited)
September 30, 2015 and 2014

(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 include C1 Financial, Inc. (“Parent Company”) and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as “the Company”.

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

The consolidated financial information included herein as of and for the three and nine months ended September 30, 2015 and 2014 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. Certain account reclassifications have been made to the 2014 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2014 net income or stockholders’ equity. The results for the three and nine months ended September 30, 2015 are not indicative of annual results. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2014 consolidated balance sheet was derived from the Company’s December 31, 2014 audited Consolidated Financial Statements.

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

NOTE 3 – INVESTMENT SECURITIES

The Bank had no securities available for sale as of September 30, 2015 and December 31, 2014 due to the decision to sell all marketable securities in the Bank’s portfolio in 2013. During the second quarter of 2014, the Bank recorded gains on the sale of equity securities from an acquired bank.

Proceeds and gross gains and (losses) from the sales of securities available for sale for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales of securities	$-	$-	$-	$996
Gross gains	$-	$-	$-	$241
Gross (losses)	-	-	-	-
Net gains (losses) on sales of securities	$-	$-	$-	$241

NOTE 4 – LOANS

The loan portfolio was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Real estate
Residential	$267,238	$224,416
Commercial	791,669	723,577
Construction	168,823	107,436
Total real estate	1,227,730	1,055,429
Commercial	76,940	75,360
Consumer	85,605	57,733
Total loans, gross	1,390,275	1,188,522
Less:
Net deferred loan fees	(5,726)	(4,142)
Allowance for loan losses	(7,932)	(5,324)
Total loans, net	$1,376,617	$1,179,056

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,319	$4,477	$800	$530	$549	$7,675

Loans charged-off	(50)	(2)	-	(1)	(41)	(94)
Recoveries	76	41	136	105	60	418
Net recoveries	26	39	136	104	19	324

Provision (reversal of provision) for loan losses	169	(130)	90	(163)	(33)	(67)
Ending balance	$1,514	$4,386	$1,026	$471	$535	$7,932

Three Months Ended September 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$741	$2,653	$280	$647	$272	$4,593

Loans charged-off	(126)	(1)	-	(9)	(21)	(157)
Recoveries	527	37	31	183	20	798
Net (charge-offs) recoveries	401	36	31	174	(1)	641

Provision (reversal of provision) for loan losses	(334)	660	88	(226)	19	207
Ending balance	$808	$3,349	$399	$595	$290	$5,441

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$820	$3,423	$416	$373	$292	$5,324

Loans charged-off	(50)	(3)	-	(67)	(47)	(167)
Recoveries	298	186	228	550	113	1,375
Net recoveries	248	183	228	483	66	1,208

Provision (reversal of provision) for loan losses	446	780	382	(385)	177	1,400
Ending balance	$1,514	$4,386	$1,026	$471	$535	$7,932

Nine Months Ended September 30, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$439	$1,860	$241	$537	$335	$3,412

Loans charged-off	(224)	(205)	-	(4,055)	(259)	(4,743)
Recoveries	964	266	334	358	35	1,957
Net (charge-offs) recoveries	740	61	334	(3,697)	(224)	(2,786)

Provision (reversal of provision) for loan losses	(371)	1,428	(176)	3,755	179	4,815
Ending balance	$808	$3,349	$399	$595	$290	$5,441

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

The following table provides the allocation of the allowance for loan losses by portfolio segment at September 30, 2015:

September 30, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$142	$230	$125	$50	$-	$547
Purchased credit impaired loans	32	17	4	-	-	53
Total Specific Reserves	174	247	129	50	-	600
General Reserves	1,340	4,139	897	421	535	7,332
Total	$1,514	$4,386	$1,026	$471	$535	$7,932

Loans:
Individually evaluated for impairment	$1,481	$5,051	$177	$600	$1	$7,310
Purchased credit impaired loans	5,634	17,971	1,175	779	63	25,622
Collectively evaluated for impairment	260,123	768,647	167,471	75,561	85,541	1,357,343
Total ending loans balance	$267,238	$791,669	$168,823	$76,940	$85,605	$1,390,275

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2014:

December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$107	$339	$-	$68	$-	$514
Purchased credit impaired loans	46	37	8	-	1	92
Total Specific Reserves	153	376	8	68	1	606
General Reserves	667	3,047	408	305	291	4,718
Total	$820	$3,423	$416	$373	$292	$5,324

Loans:
Individually evaluated for impairment	$1,813	$5,395	$230	$1,013	$104	$8,555
Purchased credit impaired loans	6,580	19,360	1,480	687	66	28,173
Collectively evaluated for impairment	216,023	698,822	105,726	73,660	57,563	1,151,794
Total ending loans balance	$224,416	$723,577	$107,436	$75,360	$57,733	$1,188,522

The following table presents loans individually evaluated for impairment by portfolio segment as of September 30, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Residential real estate	$1,110	$1,023	$-	$1,643	$1,464	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	4,185	3,926	-	4,346	4,000	-
Nonowner occupied	-	-	-	608	553	-
Secured by farmland	185	143	-	185	143	-
Construction	-	-	-	280	230	-
Commercial	666	479	-	1,007	777	-
Consumer	1	1	-	169	104	-
With allowance recorded:
Residential real estate	484	458	142	364	349	107
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	1,043	982	230	776	699	339
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	177	177	125	-	-	-
Commercial	146	121	50	314	236	68
Consumer	-	-	-	-	-	-

Total	$7,997	$7,310	$547	$9,692	$8,555	$514

Average impaired loans and related interest income for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,036	$-	$-	$1,014	$-	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	4,027	-	-	1,404	-	-
Nonowner occupied	-	-	-	784	-	-
Secured by farmland	143	-	-	1,275	9	-
Construction	-	-	-	-	-	-
Commercial	484	-	-	241	1	-
Consumer	1	-	-	27	-	-
With allowance recorded:
Residential real estate	460	-	-	662	-	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	983	4	-	3,569	-	-
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	177	-	-	89	-	-
Commercial	126	2	-	871	3	-
Consumer	-	-	-	116	-	-

Total	$7,437	$6	$-	$10,052	$13	$-

Average impaired loans and related interest income for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,185	$4	$-	$884	$5	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	3,967	2	-	2,339	13	-
Nonowner occupied	361	-	-	774	1	-
Secured by farmland	143	-	-	1,701	17	-
Construction	43	-	-	3	-	-
Commercial	630	1	-	260	7	-
Consumer	1	-	-	45	-	-
With allowance recorded:
Residential real estate	552	-	-	531	6	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	887	12	-	2,022	17	-
Nonowner occupied	-	-	-	102	-	-
Secured by farmland	-	-	-	-	-	-
Construction	77	-	-	-	-	-
Commercial	182	5	-	833	10	-
Consumer	27	-	-	116	-	-

Total	$8,055	$24	$-	$9,610	$76	$-

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$3,004	$-	$4,168	$-
Commercial real estate	12,486	-	14,582	-
Construction	177	-	449	-
Commercial	1,106	-	1,591	-
Consumer	1	-	104	-
Total	$16,774	$-	$20,894	$-

The reported amounts as of September 30, 2015 and December 31, 2014 include nonaccrual purchased credit impaired loans of $10,072 and $12,980, respectively. Purchased credit impaired loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015:

September 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$477	$684	$3,004	$4,165	$263,073	$267,238
Commercial real estate
Multifamily	-	-	-	-	31,736	31,736
Owner occupied	1,132	310	9,297	10,739	233,651	244,390
Nonowner occupied	2,960	-	3,046	6,006	456,178	462,184
Secured by farmland	17,273	-	143	17,416	35,943	53,359
Construction	-	-	177	177	168,646	168,823
Commercial	-	96	1,106	1,202	75,738	76,940
Consumer	156	27	1	184	85,421	85,605
Total	$21,998	$1,117	$16,774	$39,889	$1,350,386	$1,390,275

The increase in 30-59 days past due related to a commercial real estate loan secured by Brazilian farmland with a recorded investment of $17,273.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014:

December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$1,256	$165	$4,168	$5,589	$218,827	$224,416
Commercial real estate
Multifamily	356	-	-	356	32,545	32,901
Owner occupied	1,829	-	10,261	12,090	219,146	231,236
Nonowner occupied	2,593	-	4,178	6,771	392,831	399,602
Secured by farmland	-	-	143	143	59,695	59,838
Construction	85	-	449	534	106,902	107,436
Commercial	550	-	1,591	2,141	73,219	75,360
Consumer	49	48	104	201	57,532	57,733
Total	$6,718	$213	$20,894	$27,825	$1,160,697	$1,188,522

Troubled Debt Restructurings:

The following tables summarize troubled debt restructurings that were performing in accordance with the restructured terms at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	-	$-	-	$-
Commercial real estate
Multifamily	-	-	-	-
Owner occupied	1	518	1	532
Nonowner occupied	1	369	1	374
Secured by farmland	-	-	-	-
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	1	74	-	-
Total	3	$961	2	$906

As of September 30, 2015 and December 31, 2014, the Bank had no nonaccruing troubled debt restructurings and was not committed to lend any additional amounts to customers with outstanding loans that were classified as troubled debt restructurings.

There was one loan (a consumer loan with a recorded investment of $74) modified as a troubled debt restructuring during the nine months ended September 30, 2015. There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2014.

There were no troubled debt restructurings that defaulted during the nine months ended September 30, 2015 and 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed at least annually. The Bank uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not meeting the criteria above include homogeneous loans, which include residential real estate and consumer loans. The credit quality indicators used for loans not meeting the criteria above are payment status and historical payment experience. As of September 30, 2015 and December 31, 2014, loans by risk category were as follows:

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$259,152	$2,548	$5,538	$-	$267,238
Commercial real estate
Multifamily	31,736	-	-	-	31,736
Owner occupied	221,350	9,925	13,115	-	244,390
Nonowner occupied	453,573	5,565	3,046	-	462,184
Secured by farmland	52,800	416	143	-	53,359
Construction	167,210	893	720	-	168,823
Commercial	75,207	353	1,380	-	76,940
Consumer	85,455	149	1	-	85,605

Total	$1,346,483	$19,849	$23,943	$-	$1,390,275

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$215,998	$2,405	$6,013	$-	$224,416
Commercial real estate
Multifamily	32,667	234	-	-	32,901
Owner occupied	205,078	11,059	15,099	-	231,236
Nonowner occupied	389,430	5,994	4,178	-	399,602
Secured by farmland	59,022	673	143	-	59,838
Construction	105,027	1,357	1,052	-	107,436
Commercial	73,321	311	1,728	-	75,360
Consumer	57,568	61	104	-	57,733

Total	$1,138,111	$22,094	$28,317	$-	$1,188,522

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans at September 30, 2015 and December 31, 2014 was approximately $25,569 and $28,081, respectively.

The Bank maintained an allowance for loan losses of $53 and $92 at September 30, 2015 and December 31, 2014, respectively, for loans acquired with deteriorated quality. During the three months ended September 30, 2015 and 2014, the Bank accreted $139 and $105, respectively, into interest income on these loans. During the nine months ended September 30, 2015 and 2014, the Bank accreted $416 and $356, respectively, into interest income on these loans. The remaining accretable discount was $2,005 at September 30, 2015. The Bank did not transfer any nonaccretable discount on these loans during the periods presented.

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

The fair values of impaired loans with specific allocations of the allowance for loan losses and other real estate owned are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2015 and December 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair values of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy and are measured on a nonrecurring basis.

The following tables present assets reported on the balance sheet at their fair value by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014. As required by Accounting Standards Codification (“ASC”) 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of assets measured on a nonrecurring basis was as follows at September 30, 2015:

	September 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired Loans
Residential real estate	$-	$-	$316
Commercial real estate	-	-	752
Construction	-	-	52
Commercial	-	-	71
Consumer	-	-	-
Total Impaired Loans	-	-	1,191
Other real estate owned
Residential	-	-	1,194
Commercial	-	-	10,615
Total other real estate owned	-	-	11,809
Total	$-	$-	$13,000

Impaired loans, which had a specific allowance for loan losses allocated, had a fair value of $1,191 (recorded investment of $1,738 with a valuation allowance of $547) at September 30, 2015, which reflected a provision for loan losses of $4 and $37 for the three and nine months ended September 30, 2015, respectively.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $11,809 (recorded investment of $14,719, net of a valuation allowance of $2,910) at September 30, 2015, which reflected write-downs of $102 and $168 for the three and nine months ended September 30, 2015, respectively.

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

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at September 30, 2015 and December 31, 2014, resulting in a Level 1 classification in the fair value hierarchy. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, resulting in a Level 2 classification in the fair value hierarchy.

Short-term borrowings – Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings by discounting future cash flows.

Long-term debt – Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt by discounting future cash flows.

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at September 30, 2015 and December 31, 2014.

The estimated fair values of the Bank's financial assets and liabilities at September 30, 2015 and December 31, 2014 approximated as follows:

		Fair Value Measurement at September 30, 2015 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$175,289	$175,289	$-	$-
Loans, net	1,376,617	-	-	1,385,827
Accrued interest receivable	4,269	-	-	4,269
Financial liabilities
Deposits	$1,264,380	$997,794	$268,650	$-
Federal Home Loan Bank advances	242,000	-	245,823	-
Accrued interest payable	190	-	190	-

		Fair Value Measurement at December 31, 2014 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$185,703	$185,703	$-	$-
Loans, net	1,179,056	-	-	1,177,725
Accrued interest receivable	3,490	-	-	3,490
Financial liabilities
Deposits	$1,167,502	$854,246	$314,201	$-
Federal Home Loan Bank advances	178,500	-	178,162	-
Accrued interest payable	235	-	235	-

NOTE 6 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options). There were no antidilutive common stock equivalents during the periods presented.

The following table provides information on the calculation of earnings per common share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic
Net Income	$5,005	$2,626	$12,922	$5,382

Weighted average shares of common stock outstanding	16,100,966	14,572,140	16,100,966	13,442,318

Basic earnings per common share	$0.31	$0.18	$0.80	$0.40

Diluted
Net Income	$5,005	$2,626	$12,922	$5,382

Weighted average shares of common stock outstanding	16,100,966	14,572,140	16,100,966	13,442,318

Add: Dilutive effect of common stock equivalents	-	-	-	-

Average shares and dilutive potential common shares	16,100,966	14,572,140	16,100,966	13,442,318

Diluted earnings per common share	$0.31	$0.18	$0.80	$0.40

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

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (2015) and Tier I leverage ratios as set forth in the table below. As of September 30, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the third quarter of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain of our foreign national controlling stockholders, including but not limited to being prohibited from incurring additional debt to any third party without prior approval from the Federal Reserve.

The Company’s and Bank's actual and required capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets
C1 Financial, Inc.	$206,885	14.04%	$117,851	8.00%	$	N/A	N/A
C1 Bank	206,203	14.00%	117,843	8.00%		147,304	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	198,953	13.51%	88,388	6.00%		N/A	N/A
C1 Bank	198,271	13.46%	88,383	6.00%		117,843	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	198,953	13.51%	66,291	4.50%		N/A	N/A
C1 Bank	198,271	13.46%	66,287	4.50%		95,748	6.50%
Tier 1 capital to average assets
C1 Financial, Inc.	198,953	11.79%	67,492	4.00%		N/A	N/A
C1 Bank	198,271	11.75%	67,488	4.00%		84,360	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

September 30, 2015	Fixed	Variable	Total
Unused lines of credit	$4,976	$34,510	$39,486
Standby letters of credit	2,189	182	2,371
Commitments to fund loans	14,582	153,950	168,532
Total	$21,747	$188,642	$210,389

December 31, 2014	Fixed	Variable	Total
Unused lines of credit	$3,549	$36,081	$39,630
Standby letters of credit	1,358	182	1,540
Commitments to fund loans	22,986	124,893	147,879
Total	$27,893	$161,156	$189,049

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net interest income was $18.0 million and $14.0 million in the three-month periods ended September 30, 2015 and September 30, 2014, respectively. In the three-month periods ended September 30, 2015 and September 30, 2014, our net income of $5.0 million and $2.6 million, respectively, represented a return on average assets, or ROAA, of 1.18% and 0.70%, respectively, and a return on average equity, or ROAE, of 10.02% and 6.47%, respectively. Our ratio of average equity to average assets in the three-month periods ended September 30, 2015 and September 30, 2014 was 11.75% and 10.77%, respectively.

Our net interest income was $50.4 million and $40.8 million in the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. In the nine-month periods ended September 30, 2015 and September 30, 2014, our net income of $12.9 million and $5.4 million, respectively, represented an ROAA of 1.06% and 0.50%, respectively, and an ROAE of 8.94% and 5.03%, respectively. Our ratio of average equity to average assets in the nine-month periods ended September 30, 2015 and September 30, 2014 was 11.88% and 9.99%, respectively.

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

Our assets totaled $1.712 billion and $1.537 billion as of September 30, 2015 and December 31, 2014, respectively. Loans receivable, net, as of September 30, 2015 and December 31, 2014 were $1.377 billion and $1.179 billion, respectively. Total deposits were $1.264 billion and $1.168 billion as of September 30, 2015 and December 31, 2014, respectively.

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

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of September 30, 2015, approximately 21% of our loan portfolio consisted of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, and the legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and loan review process. Each of the adjustment factors is graded in a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk rating adjustment factor is determined at the loan level, based on the individual risk rating of each loan.

As of September 30, 2015, approximately 79% of our loan portfolio consists of loans originated by C1 Bank from 2010 to the present and, as such, may not be seasoned. Generally, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions.

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

During the first quarter of 2015, we updated the analysis applying the same statistical regression for the two and three year periods ending in 2014, and the result was used as an element to the calculation of the allowance for loan losses as of September 30, 2015.

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

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards on our financial statements. However, at September 30, 2015 and December 31, 2014, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

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

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

Our net interest income increased 28.7% to $18.0 million in the three-month period ended September 30, 2015 from $14.0 million in the three-month period ended September 30, 2014, primarily due to increased average balances and yields on earning assets and improvements in deposit mix, which was partially offset by higher average balances and rates on FHLB advances. Net interest margin in the three-month period ended September 30, 2015 increased to 4.75% from 4.18% in the three-month period ended September 30, 2014, mainly due to the yield on average earning assets increasing 57 basis points.

Interest income increased 26.5% to $20.5 million in the three-month period ended September 30, 2015 from $16.2 million in the three-month period ended September 30, 2014, due to higher average balances of and yields earned on interest-earning assets. In the three-month period ended September 30, 2015, average interest-earning assets increased to $1.508 billion from $1.331 billion in the three-month period ended September 30, 2014, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by loan prepayments in the C1Bank originated loan portfolio, and loans paying off in both the C1 Bank originated loan portfolio and in the acquired portfolio). The average yield earned on interest-earning assets increased to 5.41% in the three-month period ended September 30, 2015 from 4.84% in the three-month period ended September 30, 2014, primarily due to a redeployment of lower-yielding cash investments into higher-yielding loans. The yield on loans was enhanced by greater loan fees (mainly due to prepayments), which was partially offset by a lower effect of accretion income on loans acquired from an acquired bank. Average loans receivable as a percentage of average interest-earning assets increased from 82.5% in the three-month period ended September 30, 2014 to 91.1% in the three-month period ended September 30, 2015.

Interest expense increased 12.7% to $2.5 million in the three-month period ended September 30, 2015 from $2.2 million in the three-month period ended September 30, 2014, due to an increase in the average balances of and rates paid on interest-bearing liabilities. In the three-month period ended September 30, 2015, average interest-bearing liabilities increased to $1.158 billion from $1.057 billion in the three-month period ended September 30, 2014, mainly due to longer term borrowings from the FHLB. In addition, the average rate paid on interest-bearing liabilities increased from 0.83% to 0.86%, primarily due to a higher rate on FHLB advances. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB advances was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.63% in the three-month period ended September 30, 2015 when compared to 0.68% in the three-month period ended September 30, 2014, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 20.2% to $325.0 million in the three-month period ended September 30, 2015 (representing 26.3% of total average deposits), from $270.3 million in the three-month period ended September 30, 2014 (representing 23.6% of total average deposits).

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three-Month Periods Ended September 30,
	2015			2014
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,374,425	$20,340	5.87%	$1,098,466	$16,028	5.79%
Securities available for sale and other securities	250	3	4.56%	250	2	4.56%
Federal funds sold and balances at Federal Reserve Bank	121,155	68	0.22%	222,894	129	0.23%
Time deposits in other financial institutions	247	-	0.42%	-	-	0.00%
FHLB stock	11,824	135	4.51%	9,152	86	3.71%

Total interest-earning assets	1,507,901	20,546	5.41%	1,330,762	16,245	4.84%
Noninterest-earning assets:
Cash and due from banks	38,612			39,723
Other assets(3)	141,149			123,182
Total noninterest-earning assets	179,761			162,905

Total assets	$1,687,662			$1,493,667

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$274,925	795	1.15%	$346,037	953	1.09%
Money market	443,152	490	0.44%	354,146	390	0.44%
Interest-bearing demand	155,418	142	0.36%	139,175	135	0.38%
Savings	38,921	22	0.22%	38,130	21	0.22%
Total interest-bearing deposits	912,416	1,449	0.63%	877,488	1,499	0.68%
Other interest-bearing liabilities:
FHLB advances	245,847	1,057	1.71%	176,964	709	1.59%
Other borrowings	-	-	0.00%	3,000	15	1.96%

Total interest-bearing liabilities	1,158,263	2,506	0.86%	1,057,452	2,223	0.83%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	325,044			270,328
Other liabilities	6,127			4,954
Stockholders’ equity	198,228			160,933
Total noninterest-bearing liabilities and stockholders’ equity	529,399			436,215

Total liabilities and stockholders’ equity	$1,687,662			$1,493,667
Interest rate spread (taxable-equivalent basis)			4.55%			4.01%
Net interest income (taxable-equivalent basis)		$18,040			$14,022
Net interest margin (taxable-equivalent basis)			4.75%			4.18%
Average interest-earning assets to average interest-bearing liabilities			130.2%			125.8%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs, and other loan fees of $1.4 million and $515 thousand in the three-month periods ended September 30, 2015 and 2014, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

Our net interest income increased 23.7% to $50.4 million in the nine-month period ended September 30, 2015 from $40.8 million in the nine-month period ended September 30, 2014, primarily due to increased average balances and yields on earning assets, mainly relating to loans, and improvements in deposit mix, which was partially offset by higher average balances and rates on FHLB advances. Net interest margin in the nine-month period ended September 30, 2015 increased to 4.68% from 4.29% in the nine-month period ended September 30, 2014, mainly due to the yield on average earning assets increasing 37 basis points.

Interest income increased 21.8% to $57.4 million in the nine-month period ended September 30, 2015 from $47.2 million in the nine-month period ended September 30, 2014, due to higher average balances of and yields earned on interest-earning assets. In the nine-month period ended September 30, 2015, average interest-earning assets increased to $1.441 billion from $1.271 billion in the nine-month period ended September 30, 2014, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by loan prepayments in the C1Bank originated loan portfolio, and loans paying off in both the C1 Bank originated loan portfolio and in the acquired portfolio). The average yield earned on interest-earning assets increased to 5.33% in the nine-month period ended September 30, 2015 from 4.96% in the nine-month period ended September 30, 2014, primarily due to a redeployment of lower-yielding cash investments into higher-yielding loans. The yield on loans was enhanced by greater loan fees (mainly due to prepayments), which was partially offset by a lower effect of accretion income on loans acquired from an acquired bank. Average loans receivable as a percentage of average interest-earning assets increased from 83.9% in the nine-month period ended September 30, 2014 to 89.5% in the nine-month period ended September 30, 2015.

Interest expense increased 9.7% to $7.0 million in the nine-month period ended September 30, 2015 from $6.4 million in the nine-month period ended September 30, 2014, due to an increase in the average balances of and rates paid on interest-bearing liabilities. In the nine-month period ended September 30, 2015, average interest-bearing liabilities increased to $1.112 billion from $1.049 billion in the nine-month period ended September 30, 2014, mainly due to longer term borrowings from the FHLB. In addition, the average rate paid on interest-bearing liabilities increased from 0.81% to 0.84%, primarily due to a higher rate on FHLB advances. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB advances was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.63% in the nine-month period ended September 30, 2015 when compared to 0.68% in the nine-month period ended September 30, 2014, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 34.0% to $317.1 million in the nine-month period ended September 30, 2015 (representing 26.4% of total average deposits), from $236.7 million in the nine-month period ended September 30, 2014 (representing 21.1% of total average deposits).

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Nine-Month Periods Ended September 30,
	2015			2014
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:

Loans receivable(2)	$1,290,074	$56,803	5.89%	$1,065,815	$46,481	5.83%
Securities available for sale and other securities	250	9	4.56%	520	59	15.25%
Federal funds sold and balances at Federal Reserve Bank	139,866	259	0.25%	195,850	355	0.24%
Time deposits in other financial institutions	132	-	0.44%	-	-	0.00%
FHLB stock	11,048	359	4.35%	8,554	257	4.01%

Total interest-earning assets	1,441,370	57,430	5.33%	1,270,739	47,152	4.96%
Noninterest-earning assets:
Cash and due from banks	37,668			41,739
Other assets(3)	147,886			121,089
Total noninterest-earning assets	185,554			162,828

Total assets	$1,626,924			$1,433,567

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$267,148	2,256	1.13%	$359,436	2,919	1.09%
Money market	431,168	1,411	0.44%	342,898	1,103	0.43%
Interest-bearing demand	148,831	411	0.37%	142,661	405	0.38%
Savings	38,917	65	0.22%	38,344	64	0.22%
Total interest-bearing deposits	886,064	4,143	0.63%	883,339	4,491	0.68%
Other interest-bearing liabilities:
FHLB advances	225,483	2,861	1.70%	162,499	1,852	1.52%
Other borrowings	-	-	0.00%	3,000	44	1.96%

Total interest-bearing liabilities	1,111,547	7,004	0.84%	1,048,838	6,387	0.81%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	317,078			236,666
Other liabilities	4,967			4,902
Stockholders’ equity	193,332			143,161
Total noninterest-bearing liabilities and stockholders’ equity	515,377			384,729

Total liabilities and stockholders’ equity	$1,626,924			$1,433,567
Interest rate spread (taxable-equivalent basis)			4.49%			4.15%
Net interest income (taxable-equivalent basis)		$50,426			$40,765
Net interest margin (taxable-equivalent basis)			4.68%			4.29%
Average interest-earning assets to average interest-bearing liabilities			129.7%			121.2%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs, and other loan fees of $3.5 million and $1.6 million in the nine-month periods ended September 30, 2015 and 2014, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the three-month period ended September 30, 2015 when compared to the three-month period ended September 30, 2014 and the nine-month period ended September 30, 2015 when compared to the nine-month period ended September 30, 2014. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to average rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

	Three-Month Period Ended September 30, 2015
	Compared to
	Three-Month Period Ended September 30, 2014
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$4,088	$224	$4,312
Securities available for sale and other securities	-	1	1
Federal funds sold and balances at Federal Reserve Bank	(56)	(5)	(61)
Time deposits in other financial institutions	-	-	-
FHLB stock	28	21	49
Total interest income(2)	4,060	241	4,301
Interest expense from deposits and borrowings:
Time deposits	(208)	50	(158)
Money market deposit accounts	100	-	100
Interest-bearing demand deposits	14	(7)	7
Savings deposits	1	-	1
FHLB advances	291	57	348
Other borrowings	(8)	(7)	(15)
Total interest expense	190	93	283
Change in net interest income	$3,870	$148	$4,018

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $1.4 million and $515 thousand in the three-month periods ended September 30, 2015 and 2014, respectively.

The $4.3 million increase in interest income when comparing the three-month period ended September 30, 2015 to the three-month period ended September 30, 2014 was primarily due to changes in loan volumes and yields. Higher average loan balances and yields increased interest income $4.1 million and $224 thousand, respectively. The $283 thousand increase in interest expense when comparing the three-month period ended September 30, 2015 to the three-month period ended September 30, 2014 was primarily due to changes in volumes and rates of FHLB advances. Higher average balances and rates of FHLB advances increased interest expense $291 thousand and $57 thousand, respectively, for a total increase of $348 thousand. Partially offsetting the increase in interest expense due to FHLB advances was $50 thousand less in interest expense due to changes in interest-bearing deposit volumes and rates, which reflected an improvement in the deposit mix.

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

	Nine-Month Period Ended September 30, 2015
	Compared to
	Nine-Month Period Ended September 30, 2014
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$9,839	$483	$10,322
Securities available for sale and other securities	(22)	(28)	(50)
Federal funds sold and balances at Federal Reserve Bank	(110)	14	(96)
Time deposits in other financial institutions	-	-	-
FHLB stock	79	23	102
Total interest income(2)	9,786	492	10,278
Interest expense from deposits and borrowings:
Time deposits	(767)	104	(663)
Money market deposit accounts	282	26	308
Interest-bearing demand deposits	17	(11)	6
Savings deposits	1	-	1
FHLB advances	770	239	1,009
Other borrowings	(22)	(22)	(44)
Total interest expense	281	336	617
Change in net interest income	$9,505	$156	$9,661

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $3.5 million and $1.6 million in the nine-month periods ended September 30, 2015 and 2014, respectively.

The $10.3 million increase in interest income when comparing the nine-month period ended September 30, 2015 to the nine-month period ended September 30, 2014 was primarily due to changes in loan volumes and yields. Higher average loan balances and yields increased interest income $9.8 million and $483 thousand, respectively. The $617 thousand increase in interest expense when comparing the nine-month period ended September 30, 2015 to the nine-month period ended September 30, 2014 was primarily due to changes in volumes and rates of FHLB advances. Higher average balances and rates of FHLB advances increased interest expense $770 thousand and $239 thousand, respectively, for a total increase of $1.0 million. Partially offsetting the increase in interest expense due to FHLB advances was $348 thousand less in interest expense due to changes in interest-bearing deposit volumes and rates, which reflected an improvement in the deposit mix.

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

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

We recorded a $67 thousand reversal of provision for loan losses for the three-month period ended September 30, 2015 and a $207 thousand provision for loan losses for the three-month period ended September 30, 2014. The reversal of provision for the three-month period ended September 30, 2015 included $455 thousand of allowance for new loans funded during the quarter, offset by $324 thousand in net recoveries, a $144 thousand reduction for general reserves related to existing loans paying down and a $54 thousand reduction in specific reserves for impaired and purchased credit impaired loans. The provision for the three-month period ended September 30, 2014 included $533 thousand resulting from a refinement of management adjustment factors largely related to the regulatory environment and $315 thousand of allowance primarily for new loans funded during the quarter, partially offset by $641 thousand in net recoveries.

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

Our provision for loan losses declined to $1.4 million for the nine-month period ended September 30, 2015 from $4.8 million for the nine-month period ended September 30, 2014. The provision for the nine-month period ended September 30, 2015 included $1.6 million of allowance for new loans funded year-to-date, $1.0 million in general reserves related to existing loans and a $31 thousand increase in specific reserves for impaired and purchased credit impaired loans, partially offset by $1.2 million in net recoveries (including a $393 thousand recovery related to our only shared national credit loan charged off in June 2014). The provision for the nine-month period ended September 30, 2014 reflected charge-offs of $4.7 million (primarily the charge off in-full of our only loan under the shared national credit program), a provision of $1.1 million to the general component of the allowance for loan losses as a result of our peer analysis (see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses”), an addition of $533 thousand resulting from a refinement of management adjustment factors largely related to the regulatory environment, and an allowance for new loans funded during the quarter. Partially offsetting these amounts were recoveries of $2.0 million.

Noninterest Income

Noninterest income includes gains on sales of securities, gains on sales of loans, service charges and fees, bargain purchase gain, gains on sales of other real estate owned, net, bank-owned life insurance, mortgage banking fees and other noninterest income.

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

Noninterest income increased 17.6% to $2.1 million in the three-month period ended September 30, 2015 from $1.8 million in the three-month period ended September 30, 2014. The increase was primarily due to a $670 thousand gain on the early redemption of FHLB advances (redeemed to adjust our liability duration mix), which is included in noninterest income, $235 thousand additional income from BOLI (due to a $35.0 million investment completed in December 2014) and $109 thousand additional gains on sales of OREO. Partially offsetting these increases in noninterest income was a $696 thousand decline in gains on sales of Small Business Administration (“SBA”) loans. The decrease in gains on sales of SBA loans was mainly a result of the lower volume of loans sold, which depends on multiple factors such as loan originations, mix between marketable and portfolio loans (depending on loan type, terms and market conditions) and funding timing for loans available to be sold.

The following table sets forth the components of noninterest income for the periods indicated:

	Three-Month Periods Ended September 30,
	2015	2014
	(in thousands)
Gains on sales of loans	$79	$775
Service charges and fees	602	526
Bargain purchase gain	-	37
Gains on sales of other real estate owned, net	177	68
Bank-owned life insurance	276	41
Gains (losses) on disposals of premises and equipment, net	-	(12)
Other noninterest income	980	362
Total noninterest income	$2,114	$1,797

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

Noninterest income increased 30.2% to $8.1 million in the nine-month period ended September 30, 2015 from $6.2 million in the nine-month period ended September 30, 2014, primarily due to a $2.6 million gain on the sale of land (excess parking lots in Wynwood) during the second quarter of 2015, the $670 thousand gain on the early redemption of FHLB advances and $508 thousand additional income from BOLI due to the additional $35.0 million investment completed in December 2014. Partially offsetting these increases in noninterest income were a $1.4 million decline in gains on sales of SBA loans (due to a lower volume of loans sold, which depends on multiple factors as described above) and a $147 thousand decline in gains on sales of OREO. Noninterest income for the nine-month period ended September 30, 2014 included $241 thousand in gains on sales of securities.

The following table sets forth the components of noninterest income for the periods indicated:

	Nine-Month Periods Ended September 30,
	2015	2014
	(in thousands)
Gains on sales of securities	$-	$241
Gains on sales of loans	893	2,323
Service charges and fees	1,750	1,658
Bargain purchase gain	-	48
Gains on sales of other real estate owned, net	573	720
Bank-owned life insurance	626	118
Mortgage banking fees	-	47
Gains (losses) on disposals of premises and equipment, net	2,590	(12)
Other noninterest income	1,619	1,041
Total noninterest income	$8,051	$6,184

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, OREO expenses and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

Noninterest expense increased 6.1% to $12.0 million in the three-month period ended September 30, 2015 from $11.3 million in the three-month period ended September 30, 2014. The increase was mainly due to higher salaries and employee benefits ($499 thousand), occupancy expense ($250 thousand), and furniture and equipment ($106 thousand). The increase in salaries and employee benefits was primarily related to growth in our average number of employees and provisions for incentive compensation booked in 2015 based on our anticipated growth. The increase in noninterest expense in the other categories related mainly to the increased scale of our operations, including two additional banking centers since the end of the third quarter of 2014. The increase in noninterest expense was partially offset by a reduction in professional fees ($77 thousand) and loan collection expenses ($54 thousand), primarily due to less activity required relating to nonperforming assets.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three-Month Periods Ended September 30,
	2015	2014
	(in thousands)
Salaries and employee benefits	$5,276	$4,777
Occupancy expense	1,388	1,138
Furniture and equipment	779	673
Regulatory assessments	349	362
Network services and data processing	1,075	1,033
Printing and office supplies	54	77
Postage and delivery	78	52
Advertising and promotion	873	812
Other real estate owned related expense	468	511
Other real estate owned – valuation allowance expense	102	45
Amortization of intangible assets	70	117
Professional fees	673	750
Loan collection expenses	86	140
Other noninterest expense	701	793
Total noninterest expense	$11,972	$11,280

In the three-month periods ended September 30, 2015 and September 30, 2014, our efficiency ratio was 59.4% and 71.3%, respectively. The improved efficiency ratio for the three-month period ended September 30, 2015 was mainly due to higher net interest income and noninterest income, which included the $670 thousand gain on the early redemption of FHLB advances. We also closely track annualized revenue per employee and average assets per employee, as measures of efficiency. Annualized revenue per employee was $367 thousand in the three-month period ended September 30, 2015 as compared to $305 thousand in the three-month period ended September 30, 2014 and average assets per employee were $6.9 million in the three-month period ended September 30, 2015 as compared to $6.4 million in the three-month period ended September 30, 2014, which reflected our efforts to achieve productivity gains as we grow our balance sheet. We had 239 full-time equivalent employees at September 30, 2015 and 246 at September 30, 2014.

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

Noninterest expense increased 7.3% to $35.7 million in the nine-month period ended September 30, 2015 from $33.2 million in the nine-month period ended September 30, 2014. The increase was mainly due to higher salaries and employee benefits ($2.2 million), occupancy expense ($650 thousand), network services and data processing ($415 thousand), and furniture and equipment ($321 thousand). The increase in salaries and employee benefits was primarily related to growth in our average number of employees and provisions for incentive compensation booked in 2015 based on our anticipated growth. The increase in noninterest expense in each of the other categories related mainly to the increased scale of our operations, including two additional banking centers since the end of the third quarter of 2014. The increase in noninterest expense was partially offset by a reduction in professional fees ($294 thousand), loan collection expenses ($290 thousand) and OREO valuation allowance expense ($441 thousand). Lower professional fees and loan collection expenses were due to less activity required relating to nonperforming assets and lower OREO valuation allowance expense reflected that a smaller amount of write-downs were required on OREO properties.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine-Month Periods Ended September 30,
	2015	2014
	(in thousands)
Salaries and employee benefits	$15,722	$13,526
Occupancy expense	3,960	3,310
Furniture and equipment	2,275	1,954
Regulatory assessments	1,100	1,067
Network services and data processing	3,239	2,824
Printing and office supplies	183	270
Postage and delivery	242	181
Advertising and promotion	2,752	2,634
Other real estate owned related expense	1,559	1,625
Other real estate owned – valuation allowance expense	168	609
Amortization of intangible assets	233	412
Professional fees	1,880	2,174
Loan collection expenses	173	463
Other noninterest expense	2,166	2,178
Total noninterest expense	$35,652	$33,227

In the nine-month periods ended September 30, 2015 and September 30, 2014, our efficiency ratio was 61.0% and 71.1%, respectively. The improved efficiency ratio for the nine-month period ended September 30, 2015 was mainly due to higher net interest income and noninterest income, which included the $2.6 million gain on the sale of land during the second quarter of 2015 and the $670 thousand gain on the early redemption of FHLB advances. Annualized revenue per employee was $360 thousand in the nine-month period ended September 30, 2015 as compared to $321 thousand in the nine-month period ended September 30, 2014 and average assets per employee were $6.7 million in the nine-month period ended September 30, 2015 as compared to $6.5 million in the nine-month period ended September 30, 2014, which reflected our productivity gains and growth.

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

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

In the three-month period ended September 30, 2015, we recorded income tax expense of $3.2 million (an effective income tax rate of 39.3%), compared to income tax expense of $1.7 million (an effective income tax rate of 39.4%) in the three-month period ended September 30, 2014. The increase in income tax expense was due primarily to our greater income before taxes.

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

In the nine-month period ended September 30, 2015, we recorded income tax expense of $8.5 million (an effective income tax rate of 39.7%), compared to income tax expense of $3.5 million (an effective income tax rate of 39.6%) in the nine-month period ended September 30, 2014. The increase in income tax expense was due primarily to our greater income before taxes.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

In the three-month period ended September 30, 2015, our net income of $5.0 million, or $0.31 basic and diluted net income per common share, represented an ROAA of 1.18% and an ROAE of 10.02%. Our average equity-to-assets ratio (average equity divided by average total assets) in the three-month period ended September 30, 2015 was 11.75%. In comparison, in the three-month period ended September 30, 2014, our net income of $2.6 million, or $0.18 basic and diluted net income per common share, represented an ROAA of 0.70% and an ROAE of 6.47%. Our average equity-to-assets ratio in the three-month period ended September 30, 2014 was 10.77%.

Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

In the nine-month period ended September 30, 2015, our net income of $12.9 million, or $0.80 basic and diluted net income per common share, represented an ROAA of 1.06% and an ROAE of 8.94%. Our average equity-to-assets ratio in the nine-month period ended September 30, 2015 was 11.88%. In comparison, in the nine-month period ended September 30, 2014, our net income of $5.4 million, or $0.40 basic and diluted net income per common share, represented an ROAA of 0.50% and an ROAE of 5.03%. Our average equity-to-assets ratio in the nine-month period ended September 30, 2014 was 9.99%.

Financial Condition

Our assets totaled $1.712 billion and $1.537 billion at September 30, 2015 and December 31, 2014, respectively. Loans receivable, net, as of September 30, 2015 and December 31, 2014 were $1.377 billion and $1.179 billion, respectively. Total deposits were $1.264 billion and $1.168 billion as of September 30, 2015 and December 31, 2014, respectively. Total liabilities, consisting of deposits, FHLB advances and other liabilities totaled $1.513 billion and $1.350 billion as of September 30, 2015 and December 31, 2014, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2015 were primarily due to organic growth.

Stockholders’ equity was $199.6 million and $186.6 million as of September 30, 2015 and December 31, 2014. The increase in stockholders’ equity was due to $12.9 million of net income earned during the nine-month period ended September 30, 2015.

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

Loans by Portfolio Segment

The following table sets forth the carrying amounts of our loans by portfolio segment as of the dates indicated:

	As of September 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)

Real estate:
Residential	$267,238	19.2	$224,416	18.9
Commercial	791,669	57.0	723,577	60.9
Construction	168,823	12.1	107,436	9.0
Total real estate	1,227,730	88.3	1,055,429	88.8
Commercial	76,940	5.5	75,360	6.3
Consumer	85,605	6.2	57,733	4.9
Total loans	1,390,275	100.0	1,188,522	100.0
Less:
Net deferred loan fees	(5,726)		(4,142)
Allowance for loan losses	(7,932)		(5,324)
Loans receivable, net	$1,376,617		$1,179,056

As of September 30, 2015 and December 31, 2014, 88.3% and 88.8%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

As of September 30, 2015	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$49,630	$79,642	$137,966	$267,238
Commercial	114,232	374,553	302,884	791,669
Construction	79,604	59,320	29,899	168,823
Total real estate	243,466	513,515	470,749	1,227,730
Commercial	18,043	33,956	24,941	76,940
Consumer	5,992	73,174	6,439	85,605
Total loans	$267,501	$620,645	$502,129	$1,390,275

As of December 31, 2014	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$21,030	$76,262	$127,124	$224,416
Commercial	91,071	368,497	264,009	723,577
Construction	22,140	51,022	34,274	107,436
Total real estate	134,241	495,781	425,407	1,055,429
Commercial	20,325	32,425	22,610	75,360
Consumer	1,279	42,108	14,346	57,733
Total loans	$155,845	$570,314	$462,363	$1,188,522

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

As of September 30, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$68,079	$199,159	$267,238
Commercial	293,266	498,403	791,669
Construction	57,389	111,434	168,823
Total real estate	418,734	808,996	1,227,730
Commercial	33,161	43,779	76,940
Consumer	36,980	48,625	85,605
Total loans	$488,875	$901,400	$1,390,275

As of December 31, 2014	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$63,395	$161,021	$224,416
Commercial	306,928	416,649	723,577
Construction	31,569	75,867	107,436
Total real estate	401,892	653,537	1,055,429
Commercial	37,312	38,048	75,360
Consumer	10,522	47,211	57,733
Total loans	$449,726	$738,796	$1,188,522

As part of our asset/liability management strategy, we rarely offer fixed-rate loans with maturity above five years. As of September 30, 2015, less than 3.0% of our total loans (and 1.5% of the loans in our originated loan portfolio) were fixed-rate with a maturity over 5 years. As of September 30, 2015, 64.8% of our total loans (and 62.8% of the loans in our originated loan portfolio) was made up of variable-rate loans. The fixed-rate portion of our originated portfolio had a weighted average time to maturity of 2.7 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and variable interest rate loans as of September 30, 2015:

As of September 30, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Maturity
One year or less	$107,245	$160,256	$267,501
One to five years	348,726	271,919	620,645
More than five years	32,904	469,225	502,129
Total loans	$488,875	$901,400	$1,390,275

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the nine-month period ended September 30, 2015, we originated a total of $446.9 million of new loans, including $389.2 million of real estate loans ($74.4 million, $172.1 million and $142.7 million of which were residential, commercial and construction real estate loans, respectively), $24.2 million of commercial loans, and $33.5 million of consumer loans. As of September 30, 2015, the average loan outstanding size in our originated portfolio was $1.0 million. For the nine-month period ended September 30, 2014, we originated a total of $349.7 million of new loans, including $311.4 million of real estate loans ($44.6 million, $144.4 million and $122.3 million of which were residential, commercial and construction real estate loans, respectively), $33.7 million of commercial loans, and $4.6 million of consumer loans.

	Nine-Month Period Ended September 30, 2015		Nine-Month Period Ended September 30, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New loan originations
Real estate:
Residential	$74,418	16.7	$44,619	12.8
Commercial	172,053	38.5	144,436	41.3
Construction	142,738	31.9	122,327	35.0
Total real estate	389,209	87.1	311,382	89.1
Commercial	24,238	5.4	33,682	9.6
Consumer	33,458	7.5	4,594	1.3
Total loans	$446,905	100.0	$349,658	100.0

The total loan origination amount in the nine-month period ended September 30, 2015 reflected strong organic growth across our markets.

In addition to growing organically, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number and balance of loans outstanding after each transaction. Subsequently, these balances decline as these loans mature and are paid down. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of September 30, 2015 and December 31, 2014, the breakdown of our portfolio by originating bank was as follows:

	As of September 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$1,095,247	78.8	$840,275	70.7
Community Bank of Manatee	53,411	3.8	64,121	5.4
First Community Bank of America	116,770	8.4	136,476	11.5
The Palm Bank	20,312	1.5	24,073	2.0
First Community Bank of Southwest Florida	104,535	7.5	123,577	10.4
Total loans	$1,390,275	100.0	$1,188,522	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of nonperforming assets as rapidly as possible.

For certain acquired loans, there was evidence at acquisition of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balance and carrying amount of these purchased credit impaired loans at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Unpaid principal balance	$36,219	$38,831
Carrying amount, net of allowance of $53 and $92	25,569	28,081

Accretable discount, or income expected to be collected was $2.0 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively.

Foreign Outstandings

We have made four commercial loans to three Brazilian corporations, which at September 30, 2015 and December 31, 2014 in total exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances at September 30, 2015 and December 31, 2014, of $41.2 million and $44.0 million, representing 2.4% and 2.9% of our total assets, respectively. These loans to foreign borrowers were made in accordance with the credit policy and procedures in place at the time of origination. The first two loans, with a combined recorded investment of $17.4 million, are secured by a first lien on farmland appraised at $44.7 million (of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank), representing a 76% loan-to-value. The three main parcels of this collateral pool (representing 83% of collateral) were appraised during 2014, and the rest in 2012. These loans were past due 31 days as of October 16, 2015. The third loan, with a recorded investment of $17.6 million, is secured by a first lien on farmland appraised at $39.9 million during 2015, representing a 44% loan-to-value. This loan was included in the 30-59 days past due category as of September 30, 2015. One payment was received in early October but the payment needed to bring the loan current has been delayed. The final loan, with a recorded investment of $6.2 million is secured by closely held stock. This loan is current and paying as agreed. The Brazilian economy is experiencing negative growth, a material decline in the value of its currency, increasing rates of inflation, growing unemployment, banking strikes and higher interest rates; the country has been recently downgraded by one of the rating agencies to non-investment grade (junk) status. These macroeconomic trends coupled with a growing corruption scandal involving the government, state-owned enterprises and some of the largest private corporations have placed significant stress on the Brazilian economy and may affect the ability of our borrowers to repay their loans and the value of our underlying collateral. Exchange rate fluctuations may stress the debt service coverage of these borrowers and impact the U.S. dollar value of the collateral. We may be forced to modify these loans in an attempt to collect, which would increase our level of classified assets, would harm our earnings, negatively impact our capital, and which could increase regulatory scrutiny. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil.

Nonperforming and Substandard Assets

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

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2015 and December 31, 2014, there were $16.8 million and $20.9 million, respectively, in nonperforming loans. If such nonperforming loans would have been current during the nine-month period ended September 30, 2015, the year ended December 31, 2014 and the nine-month period ended September 30, 2014, we would have recorded an additional $736 thousand, $1.1 million and $832 thousand of interest income, respectively. No interest income from nonperforming loans was recognized for the nine-month period ended September 30, 2015, the year ended December 31, 2014 and the nine-month period ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, we had no accruing loans that were contractually past due 90 days or more as to principal and interest. As of September 30, 2015, we had three troubled debt restructurings totaling $961 thousand and as of December 31, 2014, we had two troubled debt restructurings totaling $906 thousand.

Accounting standards require the Bank to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or by using the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, the Bank also identifies loans classified as special mention, which have a potential weakness that deserves management’s close attention. In our loan review process, we seek to identify and address classified and nonperforming loans as early as possible.

Loans totaling $23.9 million were classified substandard under the Bank’s policy at September 30, 2015, while loans totaling $28.3 million were classified substandard under the Bank’s policy at December 31, 2014. The decrease in September 30, 2015 when compared to December 31, 2014 was mainly due to the work out of substandard loans as the Bank focuses its efforts in resolving nonperforming assets through foreclosure. The following tables set forth information related to the credit quality of our loan portfolio at September 30, 2015 and December 31, 2014:

As of September 30, 2015	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$259,152	$2,548	$5,538	$267,238
Commercial	759,459	15,906	16,304	791,669
Construction	167,210	893	720	168,823
Total real estate	1,185,821	19,347	22,562	1,227,730
Commercial	75,207	353	1,380	76,940
Consumer	85,455	149	1	85,605
Total loans	$1,346,483	$19,849	$23,943	$1,390,275

As of December 31, 2014	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$215,998	$2,405	$6,013	$224,416
Commercial	686,197	17,960	19,420	723,577
Construction	105,027	1,357	1,052	107,436
Total real estate	1,007,222	21,722	26,485	1,055,429
Commercial	73,321	311	1,728	75,360
Consumer	57,568	61	104	57,733
Total loans	$1,138,111	$22,094	$28,317	$1,188,522

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. We held $26.5 million of OREO as of September 30, 2015, a decline of $8.4 million from the $34.9 million as of December 31, 2014, mainly due to sales. Our ratio of total nonperforming assets to total assets improved to 2.53% at September 30, 2015 from 3.63% at December 31, 2014, primarily due to the decline in OREO and nonperforming loans.

The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and OREO to total assets as of the dates indicated, and certain other related information.

	As of
	September 30, 2015	December 31, 2014

Total nonperforming loans	$16,774	$20,894
OREO	26,490	34,916
Total nonperforming loans as a percentage of total loans	1.21%	1.76%
Total nonperforming assets as a percentage of total assets	2.53%	3.63%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.00%	0.00%
Loans restructured as troubled debt restructurings	$961	$906
Troubled debt restructurings as a percentage of total loans	0.07%	0.08%

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

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below:

	As of
	September 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate:
Residential	$1,514	19.2	$820	18.9
Commercial	4,386	57.0	3,423	60.9
Construction	1,026	12.1	416	9.0
Total real estate	6,926	88.3	4,659	88.8
Commercial	471	5.5	373	6.3
Consumer	535	6.2	292	4.9
Total allowance for loan losses	$7,932	100.0	$5,324	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$7,675	$4,593	$5,324	$3,412
Charge-offs:
Residential real estate	(50)	(126)	(50)	(224)
Commercial real estate	(2)	(1)	(3)	(205)
Construction	-	-	-	-
Commercial	(1)	(9)	(67)	(4,055)
Consumer	(41)	(21)	(47)	(259)
Total charge-offs	(94)	(157)	(167)	(4,743)
Recoveries:
Residential real estate	76	527	298	964
Commercial real estate	41	37	186	266
Construction	136	31	228	334
Commercial	105	183	550	358
Consumer	60	20	113	35
Total recoveries	418	798	1,375	1,957
Net (charge-offs) recoveries	324	641	1,208	(2,786)
Provision (reversal of provision) for loan losses	(67)	207	1,400	4,815
Allowance for loan losses at end of period	$7,932	$5,441	$7,932	$5,441
Ratio of annualized net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.09)%	(0.23)%	(0.13)%	0.35%
Allowance for loan losses as a percentage of total loans at end of period	0.57	0.48	0.57	0.48
Allowance for loan losses as a percentage of nonperforming loans	47.29	26.39	47.29	26.39

Our allowance for loan losses to total loans increased to 0.57% at September 30, 2015 from 0.48% at September 30, 2014, and our allowance for loan losses to nonperforming loans increased to 47.29% at September 30, 2015 from 26.39% at September 30, 2014. Additionally, as a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $1.4 million and $2.0 million in the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

Investment Securities

We did not carry any balance of investment securities as of September 30, 2015 and December 31, 2014 due to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

Bank-Owned Life Insurance

As of September 30, 2015 and December 31, 2014, we maintained investments in bank-owned life insurance of $43.0 million and $43.9 million, respectively, $35.0 million of which was purchased during December 2014. The purchase allowed us to deploy excess cash, has enhanced noninterest income and offset the rising costs of employee benefits. Included in the balance at September 30, 2015 and December 31, 2014 was $7.5 million and $8.9 million, respectively, relating to policies on former officers of an acquired bank, $1.5 million of which was surrendered in the second quarter of 2015. During the second quarter of 2015, we sent surrender notices for the remaining $7.5 million acquired polices. We expect to receive the proceeds within six to twelve months, at which time we may decide to use these proceeds to increase the investment in the BOLI purchased during December 2014.

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of September 30, 2015 and December 31, 2014 were $1.264 billion and $1.168 billion, respectively. Our growth in deposits during the first nine months of 2015 was due primarily to our organic growth efforts by our banking centers and marketing team to expand our client reach, including the opening of our branch in Doral in April 2015.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated.

	As of
	September 30, 2015		December 31, 2014
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Noninterest-bearing demand	$336,361	26.6	$278,543	23.9
Interest-bearing demand	177,688	14.1	140,598	12.0
Money market and savings	483,745	38.2	435,105	37.3
Time	266,586	21.1	313,256	26.8
Total deposits	$1,264,380	100.0	$1,167,502	100.0
Time Deposits
0.00 - 0.50%	$30,852	11.6	$25,294	8.1
0.51 - 1.00%	56,770	21.3	77,480	24.7
1.01 - 1.50%	126,424	47.4	160,808	51.3
1.51 - 2.00%	28,562	10.7	27,813	8.9
2.01 - 2.50%	20,402	7.7	11,160	3.6
Above 2.50%	3,576	1.3	10,701	3.4
Total time deposits	$266,586	100.0	$313,256	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of September 30, 2015
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$16,432	$13,820	$30,252
Over Three to Six	6,131	10,205	16,336
Over Six to Twelve	48,387	20,787	69,174
Over Twelve	79,427	71,397	150,824
Total	$150,377	$116,209	$266,586

	As of December 31, 2014
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$48,262	$22,535	$70,797
Over Three to Six	33,493	21,831	55,324
Over Six to Twelve	22,783	25,137	47,920
Over Twelve	79,180	60,035	139,215
Total	$183,718	$129,538	$313,256

As of September 30, 2015 and December 31, 2014, we had brokered deposits of $38.7 million and $17.0 million, respectively.

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or by entering into client purchase agreements. We also use these sources of funds as part of our asset/liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of September 30, 2015, we had $242.0 million outstanding in advances from the FHLB with the following average rates and maturities:

	As of September 30, 2015
	Amount	% of total	Average rate (%)
Maturity year:
2015	$13,000	5.4	0.44%
2016	32,000	13.2	1.66%
2017	12,000	5.0	2.13%
2018	45,000	18.6	1.52%
2019	45,000	18.6	1.98%
2020	85,000	35.1	1.85%
2023	10,000	4.1	2.70%
Total	$242,000	100.0	1.76%

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

As of September 30, 2015, we held cash equal to 13.6% of total deposits and borrowings due in less than 12 months, which represented approximately $30.7 million of excess cash above our target.

We intend to use our current excess liquidity and capital for general corporate purposes, including loan growth.

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

As of September 30, 2015 and December 31, 2014, we had an equity-to-assets ratio of 11.65% and 12.15%, respectively. As of September 30, 2015 and December 31, 2014, we had a Tier 1 capital to risk-weighted assets ratio of 13.51% and 14.33%, respectively, and a Tier 1 leverage ratio of 11.79% and 11.95%, respectively. The regulatory capital ratios as of September 30, 2015 were calculated under Interim Final Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of September 30, 2015 and December 31, 2014, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
September 30, 2015	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$206,885	14.04%	$117,851	8.00%	$	N/A	N/A
C1 Bank	206,203	14.00%	117,843	8.00%		147,304	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	198,953	13.51%	88,388	6.00%		N/A	N/A
C1 Bank	198,271	13.46%	88,383	6.00%		117,843	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	198,953	13.51%	66,291	4.50%		N/A	N/A
C1 Bank	198,271	13.46%	66,287	4.50%		95,748	6.50%
Tier 1 leverage ratio
C1 Financial, Inc.	198,953	11.79%	67,492	4.00%		N/A	N/A
C1 Bank	198,271	11.75%	67,488	4.00%		84,360	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2014	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $210.4 million and $189.0 million as of September 30, 2015 and December 31, 2014, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

Our off-balance sheet arrangements at September 30, 2015 and December 31, 2014 are summarized in the tables that follow:

	Amount of Commitment Expiration Per Period as of September 30, 2015
	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total Amounts Committed
	(in thousands)

Unused lines of credit	$12,794	$7,080	$2,645	$16,967	$39,486
Standby letters of credit	2,203	67	101	-	2,371
Commitments to fund loans	42,728	67,155	18,316	40,333	168,532
Total	$57,725	$74,302	$21,062	$57,300	$210,389

	Amount of Commitment Expiration Per Period as of December 31, 2014
	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total Amounts Committed
	(in thousands)

Unused lines of credit	$12,808	$10,778	$6,340	$9,704	$39,630
Standby letters of credit	-	1,473	67	-	1,540
Commitments to fund loans	17,080	65,402	26,838	38,559	147,879
Total	$29,888	$77,653	$33,245	$48,263	$189,049

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

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	2015	2015	2015	2014	2014

Loan loss reserves
Allowance for loan losses	$7,932	$7,675	$5,787	$5,324	$5,441
Acquired performing loans discount	2,830	3,047	3,242	3,532	3,811
Total	$10,762	$10,722	$9,029	$8,856	$9,252
Loans receivable, gross	$1,390,275	$1,361,459	$1,256,606	$1,188,522	$1,134,351
Allowance for loan losses to total loans receivable	0.57%	0.56%	0.46%	0.45%	0.48%
Allowance plus performing loans discount to total loans receivable	0.77%	0.79%	0.72%	0.75%	0.82%

Efficiency ratio
Noninterest expense	$11,972	$11,845	$11,835	$14,005	$11,280
Taxable-equivalent net interest income	$18,040	$16,811	$15,575	$14,919	$14,022
Noninterest income	$2,114	$4,335	$1,602	$1,554	$1,797
Gains on sales of securities	-	-	-	-	-
Adjusted noninterest income	$2,114	$4,335	$1,602	$1,554	$1,797
Efficiency ratio	59.4%	56.0%	68.9%	85.0%	71.3%

Revenue and average assets per average number of employees
Interest income	$20,546	$19,115	$17,769	$17,158	$16,245
Noninterest income	2,114	4,335	1,602	1,554	1,797
Total revenue	$22,660	$23,450	$19,371	$18,712	$18,042
Total revenue annualized	$89,901	$94,058	$78,560	$74,238	$71,580
Total average assets	$1,687,662	$1,615,468	$1,576,419	$1,552,264	$1,493,667
Average number of employees	245	245	241	242	235
Revenue per average number of employees	$367	$384	$326	$307	$305
Average assets per average number of employees	$6,888	$6,594	$6,541	$6,414	$6,356

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$199,560	$194,555	$189,812	$186,638	$185,296
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(754)	(824)	(904)	(987)	(1,074)
Tangible stockholders' equity	$198,557	$193,482	$188,659	$185,402	$183,973

Common shares outstanding	16,101	16,101	16,101	16,101	16,101
Book value per share	$12.39	$12.08	$11.79	$11.59	$11.51
Tangible book value per share	12.33	12.02	11.72	11.51	11.43

Adjusted yield earned on loans
Reported yield on loans	5.87%	5.89%	5.90%	5.84%	5.79%
Effect of accretion income on acquired loans	(0.10)%	(0.10)%	(0.14)%	(0.19)%	(0.14)%
Adjusted yield on loans	5.77%	5.79%	5.76%	5.65%	5.65%

Adjusted rate paid on total deposits
Reported rate paid on total deposits	0.46%	0.44%	0.47%	0.50%	0.52%
Effect of premium amortization on acquired deposits	0.00%	0.01%	0.01%	0.00%	0.01%
Adjusted rate paid on total deposits	0.46%	0.45%	0.48%	0.50%	0.53%

Adjusted net interest margin
Reported net interest margin	4.75%	4.71%	4.56%	4.24%	4.18%
Effect of accretion income on acquired loans	(0.09)%	(0.09)%	(0.12)%	(0.16)%	(0.11)%
Effect of premium amortization on acquired deposits and borrowings	(0.02)%	(0.02)%	(0.03)%	(0.03)%	(0.04)%
Adjusted net interest margin	4.64%	4.60%	4.41%	4.05%	4.03%

Average excess cash
Average total deposits	$1,237,460	$1,185,325	$1,186,076	$1,174,001	$1,147,816
Borrowings due in one year or less	16,136	17,750	25,189	28,940	34,753
Total base for liquidity	$1,253,596	$1,203,075	$1,211,265	$1,202,941	$1,182,569
Minimum liquidity level (10% of base) (a)	$125,360	$120,308	$121,127	$120,294	$118,257
Average cash and cash equivalents (b)	159,767	168,740	204,588	271,827	262,617
Cash above liquidity level (b)-(a)	34,407	48,432	83,461	151,533	144,360
Less estimated short-term deposits	(23,834)	(20,823)	(11,353)	(24,421)	(28,440)
Average excess cash	$10,573	$27,609	$72,108	$127,112	$115,920

Tangible equity to tangible assets
Total stockholders' equity	$199,560	$194,555	$189,812	$186,638	$185,296
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(754)	(824)	(904)	(987)	(1,074)
Tangible stockholders' equity	$198,557	$193,482	$188,659	$185,402	$183,973

Total assets	$1,712,483	$1,677,806	$1,596,739	$1,536,691	$1,548,045
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(754)	(824)	(904)	(987)	(1,074)
Tangible assets	$1,711,480	$1,676,733	$1,595,586	$1,535,455	$1,546,722

Equity/Assets	11.65%	11.60%	11.89%	12.15%	11.97%
Tangible Equity/Tangible Assets	11.60%	11.54%	11.82%	12.07%	11.89%

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

Tangible equity to tangible assets is defined as total equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. This measure is important to investors interested in relative changes from period-to-period in total equity and total assets, each exclusive of changes in intangible assets. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

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

Based upon the current interest rate environment, as of September 30, 2015 and December 31, 2014, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of September 30, 2015
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(9.8)	(13.8)	$(46.2)	(20.1)
(300)	(8.5)	(12.0)	(36.9)	(16.0)
(200)	(5.7)	(8.0)	(23.7)	(10.3)
(100)	(2.7)	(3.9)	(9.2)	(4.0)
0	-	-	-	-
100	4.3	6.0	8.3	3.6
200	8.6	12.1	15.6	6.8
300	12.8	18.0	18.3	8.0
400	17.0	24.0	27.1	11.8

As of December 31, 2014
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(5.3)	(8.6)	$(38.5)	(18.5)
(300)	(4.7)	(7.7)	(35.2)	(16.9)
(200)	(2.6)	(4.2)	(25.1)	(12.1)
(100)	(0.4)	(0.7)	(9.6)	(4.6)
0	-	-	-	-
100	2.2	3.6	4.5	2.2
200	4.6	7.5	7.4	3.5
300	7.1	11.5	9.9	4.7
400	9.5	15.5	11.7	5.6

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of September 30, 2015, we were in compliance with all of the limits and policies established by management.

Item 4.    Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

As of October 16, 2015, there have been no material changes from the risk factors previously disclosed in response to “Part I—Item 3. Risk Factors” of our Registration Statement on Form S-1, No. 333-206107, declared effective by the Commission on August 13, 2015.

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

C1 FINANCIAL, INC.

Signature	Title	Date

/s/ Cristian A. Melej	Chief Financial Officer	October 16, 2015
Cristian A. Melej	(Principal Financial Officer)

Exhibit Index***

Number	Exhibit Title
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36595.

