Form 10-K
period 2015-12-31
C1 Financial, Inc.
filed 2016-02-19
CIK 1609132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, for the last business day of the registrant’s most recently completed second fiscal quarter: $141,490,279 as of June 30, 2015.

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 16,100,966 as of February 5, 2016.

Documents Incorporated by Reference

None.

C1 FINANCIAL, INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or “may,” the negative of these terms and other comparable terminology. In addition, forward-looking statements in this Annual Report on Form 10-K include information regarding our proposed acquisition by OZRK (as defined below), the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on the Company if the acquisition is not consummated and information regarding the combined operations and business of OZRK and C1 Financial, Inc. (“C1 Financial”) following the acquisition, if consummated. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

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

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, whether with respect to us as a stand-alone company or the combined company, if the merger with OZRK is consummated, including the following:

•	OZRK and C1 Financial’s businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the diversion of management’s time on transaction related issues;

•	regulatory approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with regulatory approvals of the merger;

•	other closing conditions may not be satisfied on the expected terms, schedule, or at all, including approval by C1 Financial’s shareholders, and other delays in closing the merger may occur;

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Risk Factors” included in Item 1A of Part I of this annual report.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements, whether as a stand-alone company or of the combined company, if the merger is consummated. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Business

In this Annual Report on Form 10-K, references to “C1 Financial,” “C1 Financial, Inc.,” “C1,” the “Company,” “we,” “us” and “our” refer to C1 Financial, Inc., its subsidiaries (including its wholly owned subsidiary, C1 Bank), and its predecessor CBM Florida Holding Company, and the “Bank” and “C1 Bank” refer to C1 Bank, formerly known as the Community Bank of Manatee through February 2011 and Community Bank & Co. through April 2012.

C1 Bank

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate from 32 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade, Broward and Orange Counties. As of December 31, 2015, we were the 17th largest bank headquartered in the state of Florida by assets and the 16th largest by equity, having grown both organically and through acquisitions.

On November 9, 2015, C1 Financial and its wholly owned bank subsidiary, C1 Bank, entered into a definitive agreement and plan of merger (“Agreement”) with Bank of the Ozarks, Inc. (“OZRK”) and its wholly owned bank subsidiary, Bank of the Ozarks (“Ozarks Bank”), whereby, subject to the terms and conditions of the Agreement, C1 Financial will merge with and into OZRK with OZRK surviving the merger, in an all-stock transaction valued at approximately $402.5 million, or approximately $25.00 per share of C1 Financial common stock, subject to potential adjustments as described in the Agreement.

Subject to the terms and conditions of the Agreement, each holder of outstanding shares of common stock of C1 Financial will receive shares of common stock of OZRK. The number of OZRK shares to be issued will be determined based on OZRK’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum and maximum stock price of $39.79 to $66.31, respectively. The consideration payable to C1 Financial shareholders is subject to downward adjustment on a dollar-for-dollar basis if the net book value of C1 Financial is less than $174 million as of the business day that, subject to adjustment as set forth in the Agreement, is closest to ten calendar days prior to the closing date and is subject to an upward adjustment if certain Brazilian loans of C1 Bank are sold at a price above a specified amount. The potential adjustments described in the immediately preceding sentence are not expected to result in any material change to the consideration payable and are described in the Agreement.

Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders and are described in the Agreement. Although there can be no assurance, the transaction is expected to close late in the first quarter or in the second quarter of 2016.

OZRK, an Arkansas corporation, together with its subsidiaries, provides a wide range of retail and commercial banking services, with operations conducted in nine states in the United States.

A special meeting of the shareholders of C1 Financial (the “Special Meeting”) at which shareholders will be asked to, among other matters, approve the Agreement and transaction with OZRK, is scheduled to occur on March 3, 2016 absent any adjournment thereof. For additional information regarding OZRK and the proposed transaction, including certain pro forma financial information regarding the combined operations of OZRK and C1 Financial, see C1 Financial’s definitive proxy statement filed with the SEC on February 1, 2016 (the “C1 Financial Proxy Statement”).

Our History

While the Bank’s charter dates back to 1995, the modern history of the Bank began in December 2009, in the midst of the recession, when four investors, including our President and CEO, Trevor Burgess, made a significant recapitalizing investment in Community Bank of Manatee, a small five-branch traditional community bank based in Bradenton, Florida. These investors led the turnaround and transformation of the Bank by instituting the entrepreneurial and service-based culture the Bank enjoys today, changing the name to C1 Bank, and making the following successful strategic acquisitions of challenged Florida banks:

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

These acquisitions immediately increased our scale and geographic footprint. We were incorporated in the state of Florida in July 2013 and became the holding company of the Bank that same month when the stockholders of the Bank exchanged their shares of common stock in the Bank for shares of our common stock. The stockholders received one share of our common stock for each share of common stock of the Bank that they held. As a result, the Bank’s former stockholders owned all of our shares and the Bank became our wholly owned subsidiary. On December 19, 2013, the Bank’s primary stockholder, CBM, merged with and into us. As part of the merger, the stockholders of CBM received shares of the Company in exchange for their shares of CBM.

On August 13, 2014, we completed our initial public offering on the New York Stock Exchange (“NYSE”) under the symbol “BNK”.

On November 9, 2015, we entered into a definitive agreement and plan of merger pursuant to which OZRK will acquire C1 Financial and C1 Bank. Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders. Although there can be no assurance, the transaction is expected to close late in the first quarter or in the second quarter of 2016.

C1 Market Areas

Our banking operations are concentrated in three of the top six metropolitan statistical areas in the Southeast by population and the three largest business markets in Florida: Tampa Bay, Miami-Dade and Orlando. Our Florida market includes our headquarters in St. Petersburg and 32 banking centers and one loan production office which are located in Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, Broward and Orange counties. We have chosen to operate in these markets because we believe they will continue to exhibit higher growth rates than other markets across the state.

We have successfully executed our growth initiative through strategic acquisitions and organic growth. Our acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida strengthened our presence in our existing markets, while growing our franchise in surrounding counties. Our recent entry into the Miami-Dade market provides us a platform to further expand into the highly populated Miami-Dade market, which is home to many small businesses and entrepreneurs. We entered the Miami-Dade market with a loan production office in January 2013. In January 2014, we closed the loan production office and opened our first Miami banking center with a highly differentiated look and feel in Miami’s Wynwood Arts District. In October 2014, we continued our expansion into the Miami-Dade market by opening our Coral Gables banking center. In November 2014, we opened a temporary pop-up branch in Miami Beach in preparation for our full-service branch, which is expected to open across the street in 2016. In addition, in April 2015, we opened our fourth banking center in the Miami-Dade market located in Doral and in November 2015, we expanded to Broward County with the opening of our first banking center in Fort Lauderdale.

We opened a loan production office in Orlando in June 2014 and hired our first full-time commercial lender focused on that market, aiming to replicate our successful Miami strategy. We plan to open our first banking center in Orange County in 2016.

Our Competitive Strengths

Entrepreneurial approach to banking. Entrepreneurial spirit is paramount to our culture. We focus on hiring and training sophisticated bankers who can be trusted advisors to our business clients in stark contrast to what we believe to be the impersonal, transactional approach of many of our competitors. We seek to establish long-term relationships with our clients so that we can customize loans to meet the needs of these entrepreneurs. Fast, local decision making and certainty of execution further differentiate our approach and we believe give us the ability to charge a competitive, yet premium yield on our new loans. By focusing on entrepreneurial clients, we further refine our ability to provide sophisticated and tailored services, which many of our competitors are unable to match. We focus on growing core deposits from businesses and individuals through our extensive banking center network and via our new proprietary technologies, such as our iPad account opening software. At our headquarters we have no individual offices and no secretaries in order to emphasize the importance of productivity, collaboration, speed, the use of technology, and client focus. We have also developed a Management Associate Program in partnership with the University of South Florida to attract and develop the future leaders of the Bank.

Well positioned in a growing and attractive market. The state of Florida is the third largest and fourth fastest growing state in the United States based on population. Its population has grown from 12.9 million in 1990 to 20.3 million in 2015 and is expected to exceed 21 million by 2020. This growth generates job creation, commercial development and housing starts. Our operations are focused in the Tampa Bay area, with 27 banking centers in seven contiguous counties along the West Coast of Florida. In 2014, we opened three banking centers in Miami-Dade (Wynwood, Coral Gables and Miami Beach), one of the fastest growing markets in the state, and a fourth (Doral) in 2015. Also in 2015, we expanded to Broward County with the opening of our first banking center in Fort Lauderdale and plan to open our first banking center in Orange County in 2016. We believe our demonstrated ability to grow successfully and our focus on entrepreneurs will give us a competitive advantage in these growing markets.

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

Long-term risk mitigation focus. Our directors and management have invested a material portion of their net worth in the Bank and, as a result, are acutely focused on risk mitigation and cost discipline. Our experience of turning around four troubled banks was extremely valuable in developing broad risk-mitigation policies and procedures. Having foreclosed on hundreds of loans, we learned much about the mistakes made by banks in Florida. We make many decisions to benefit long-term risk reduction, even at the expense of short-term gain, such as:

•	we seek a lower risk profile by actively managing our assets and liabilities. We focus on limiting fixed-rate loans to five years or less and more than 60% of our loans have some variable rate component. We continue to grow core deposits and use certificates of deposit, or CDs, and Federal Home Loan Bank, or FHLB, borrowings to extend fixed-rate liabilities. For example, our FHLB borrowings have a weighted average maturity of 38 months as of December 31, 2015;

•	we primarily require properly margined real estate to secure our business loans;

•	we have a complete separation between the lending and credit departments with no individual lending authority at the Bank. All loans over $1 million require consensus of all members of our loan committee; and

•	we liquidated our securities portfolio in 2013 to eliminate mark-to-market interest rate risk in a rising rate environment. Therefore, our liquidity largely consists of cash, greatly reducing risk while increasing flexibility to fund loan demand.

Innovative approach to technology. We established C1 Labs as a group of bank employees focused on developing proprietary technology to improve our productivity and enhance our client relationships. For example, our iPad account opening software allows our bankers to open accounts more quickly and accurately than the traditional branch-based method. This software and technology also enables us to open accounts at a client’s office or place of business, or at our banking centers, in under three minutes. In addition, we have an internal tool that empowers our client managers to price loans in real time, in field with a pre-approved, risk-adjusted return-on-equity calculator. We believe our technology offers our clients a unique and convenient banking experience that is not available at traditional community banks, which will help drive future loan and deposit growth in the markets we serve.

We have filed ten nonprovisional patent applications in the United States and intend to file additional patent applications on these technologies and others we have in development. During 2015, we announced a partnership with a third party to offer Smart Loans Express, an inexpensive mobile relationship profitability model for community bankers to use in the field. We continue to explore the opportunity of licensing these technologies to third parties.

Our Business Strategy

Our strategy is to “care more and try harder.” We strive to enhance stockholder value by:

Growing organically to leverage our brand awareness and expand our loan and deposit market share in Florida, particularly in the high-growth Tampa Bay and Miami-Dade markets by:

•	growing relationships with new clients and enhancing existing relationships by hiring and retaining client managers with deep community ties, deep subject matter expertise and the sophistication to offer valuable business advice and creative solutions to meet the needs of our clients;

•	opening new banking centers including our Doral and Fort Lauderdale locations in 2015;

•	having opened a loan production office in Orlando in June 2014, expanding into one of the fastest growing markets in Florida and the third largest business market after Miami-Dade and Tampa, with plans for our first banking center in that market to open in 2016; and

•	hiring, training, and equipping best-in-class client managers to serve the needs of Florida’s entrepreneurs.

Increasing profitability and improving efficiency to increase our return on equity and return on assets by:

•	capitalizing on our established infrastructure to realize economies of scale. Our average assets per average employee, for example, have grown from $4.6 million in 2012 to $6.8 million in 2015 (a metric we intend to continue to increase);

•	continuing to invest in technology to drive productivity; and

•	resolving problem loans and selling foreclosed-upon property from acquired banks to reduce costs and to allow those assets to be redeployed into profitable new loans. We work to maximize the outcome of these classified assets by focusing on the recovery of all amounts due under the law, including through the collection of deficiency judgments.

Completing strategic acquisitions by building on our track record of successfully acquiring and integrating community banks as follows:

•	analyzing opportunities for acquisition, especially FDIC assisted acquisitions located in our target markets outside of the panhandle;

•	targeting community banks in our existing markets or in adjacent growth regions of Florida such as the I-4 corridor, Orlando and south Florida; and

•	using the Wall Street experience and background of our President and CEO, and fellow investors in negotiating and structuring acquisitions to increase the overall value of our franchise.

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

In addition to investments in information technology (IT) infrastructure, we started an innovation lab, or C1 Labs, in 2012 with the goal of accelerating the development and implementation of cutting-edge banking technologies to help increase productivity and improve our relationships with our clients. Our C1 Labs team currently consists of five engineers, including our Chief Information Officer who leads the team. With the help of our C1 Labs team, we have filed ten patent applications for financial technology products, which we believe will help increase productivity and improve our relationships with our clients.

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

We consider our intellectual property rights to be important to our business. We rely on patent, trademark, copyright, and trade secret laws, as well as provisions in our agreements with third parties to protect our intellectual property rights. We obtained our right to use the “C1” trademark pursuant to an October 2013 trademark assignment agreement. We have filed ten nonprovisional patent applications with claims directed to certain aspects of our technology and expect to file additional applications in the future.

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

Partnership with CenterState

On March 4, 2015, we entered into a partnership with CenterState Bank of Florida, N.A., or CenterState, pursuant to which CenterState will provide analytics, launch and market C1 Lab's Smart Loan Express to financial institutions across the country. Smart Loan Express helps bank lenders and management teams better understand and manage the risk-adjusted return on equity of a new loan and relationship through an easy to use online, mobile or tablet interface. C1 Labs is our in-house development team focused on rapid fin-tech application development. Smart Loan Express is a secure, cloud-based application that is customized for each bank and is priced as low as $80 per month. Coming in both a web and app version, Smart Loan Express has no upfront or set up fees and can be set up for a bank in minutes as opposed to weeks. We have used Smart Loan Express since 2013, running over 4,000 simulations to date, and have seen an improvement in both production and profitability. Smart Loan Express asks the user to input basic information about the proposed loan and then calculates the risk-adjusted profitability of that loan including deposits and fees. Our lender incentive program is linked to the Smart Loan Express output so that the incentive structure favors those loans with a higher risk-adjusted incremental return on equity.

Customers

We believe that the ongoing consolidation of the Florida banking industry provides community banks with significant opportunities to build a successful service platform while maintaining the mindset of a locally oriented bank. We further believe that many financial institutions do not provide the high level of personalized services desired by many small and medium-sized businesses and their principals. We intend to focus our marketing efforts on attracting entrepreneurs and their families, who require sophisticated tailored solutions, as well as on growing core deposits from businesses and individuals.

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

Loan Approval Process

The credit approval method used at the Bank provides for the prompt and thorough underwriting and approval or decline of loan requests. The board of directors approves loan authorities for credit personnel and these authorities are periodically reviewed and updated.

The approval of loans and other credit risk products is the responsibility of management with oversight from the board of directors. Authority is granted to officers deemed experienced at making decisions consistent with our credit philosophy and policy.

Our loan approval policy dictates a complete separation between the lending function and the credit approval function. As such, loan officers have no individual approval authorities. Furthermore, no bank employee may approve credit acting alone, regardless of the size of the loan. Loans with credit exposure less than or equal to $1 million may be approved via joiner authority limits between two or more executive officers previously deemed by the board of directors to be experienced at making decisions consistent with our credit philosophy and policy. Loans with credit exposure greater than $1 million must be approved by unanimous consent by the management loan committee, which consists of the Chief Executive Officer, the Senior Lender, Chief Credit Officer, Director of Risk Management and the Chairman of the board of directors. In July 2014, we established a “house limit” guideline of $30.0 million per relationship for new loans. Any relationship approved above this level must be specifically designated as such by our board of directors.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2015, the Bank’s legal lending limits were approximately $28.5 million (15%) and $47.6 million (25%). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

The board of directors reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews and approves loan transactions that exceed management thresholds as set forth in our loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by the directors’ loan committee.

We believe that our credit approval process provides for thorough internal controls, underwriting, and decision making.

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

Employees

As of December 31, 2015, we had 229 full-time equivalent employees.

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

U.S. Basel III Capital Rules

The federal banking agencies have adopted risk-based and leverage capital standards for banks and bank holding companies. These standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under the risk-based capital standards, assets and off-balance sheet items are assigned to broad risk categories, each with designated weights, and the resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency adopted the U.S. Basel III Capital Rules, which implement many aspects of the Basel III Capital Standards and are aimed at increasing both the quantity and quality of regulatory capital. The U.S. Basel III Capital Rules apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The requirements in the U.S. Basel III Capital Rules began to phase in on January 1, 2015, for many covered banking organizations, including the Company and the Bank. Most requirements in the U.S. Basel III Capital Rules will be fully phased in by January 1, 2019.

Under the U.S. Basel III Capital Rules, the Company and the Bank are subject to the following minimum capital ratios:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a Total risk-based capital ratio of 8%; and

•	a Tier 1 leverage ratio of 4%.

In addition, the Company and the Bank are subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The buffer will be phased in over three years beginning January 1, 2016: 0.625 percent of risk-weighted assets for 2016, 1.25 percent for 2017, and 1.875 percent for 2018, with the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the ability to make capital distributions or to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Company and the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.

Banking organizations such as the Bank that are experiencing or anticipating significant growth, as well as those organizations whose financial condition or operations give rise to supervisory concerns, are generally required to maintain a higher Tier 1 leverage ratio.

The bank regulators also continue to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets.

Under the U.S. Basel III Capital Rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and Additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of qualifying minority interests that are in the form of common stock. Additional Tier 1 capital includes noncumulative perpetual preferred stock. Additionally, bank holding companies with less than $15.0 billion in total consolidated assets, such as the Company, may include a limited amount of trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Additional Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital includes subordinated debt meeting certain eligibility criteria, limited amounts of the allowance for loan and lease losses as well as any excess of qualifying trust preferred securities and cumulative perpetual preferred stock.

The U.S. Basel III Capital Rules retain or modify certain deductions from and adjustments to regulatory capital and also provide for new ones. Deductions from Common Equity Tier 1 capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as nonmortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; investments in a banking organization’s own capital instruments; and identified losses. Deductions from the other tiers of regulatory capital are also required.

Additionally, the U.S. Basel III Capital Rules provide for limited recognition in Common Equity Tier 1 capital of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital (after applying certain regulatory adjustments) must be fully deducted from Common Equity Tier 1 capital. The remaining, nondeducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income, or AOCI, is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for many covered banking organizations to opt out of much of this treatment of AOCI. The Bank opted out of the AOCI treatment in March 2015.

For purposes of calculating the denominator of the three risk-based capital ratios, the assets of covered banking organizations are given risk weights that, under the U.S. Basel III Capital Rules, range from 0% to 1,250%, depending on the nature of the asset. The U.S. Basel III Capital Rules increase the risk weight for certain assets, such as high volatility commercial real estate loans, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on qualifying securities firms, meaning that more capital must be held against such assets. Direct obligations of the U.S. Treasury or obligations unconditionally guaranteed by the U.S. government have a 0% risk weight, while general obligation claims on states or other political subdivisions of the United States are assigned a 20% risk weight, except for municipal or state revenue bonds, which have a 50% risk weight. Most first-lien residential mortgage exposures that are prudently underwritten and performing according to their original terms carry a 50% risk weight, with a 100% risk weight for other residential mortgage exposures. In addition, certain off-balance sheet items are assigned credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk weight is applied. For example, the unused portion of unconditionally cancellable commitments is assigned a 0% conversion factor, while self-liquidating, transaction-related contingent items with an original maturity of one year or less and the amount of a commitment with an initial maturity of one year or less that is not unconditionally cancellable by the covered banking organization are converted at 20%. Transaction-related contingencies such as bid bonds and standby letters of credit backing nonfinancial obligations, as well as the amount of a commitment with an original maturity of more than one year that is not unconditionally cancellable, have a 50% conversion factor. General guarantees and standby letters of credit backing financial obligations are given a 100% conversion factor.

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

Capital Adequacy

See “—Holding Company Regulation—Capital Regulations.”

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The U.S. Basel III Capital Rules revised the capital thresholds for the prompt corrective action categories. Effective January 1, 2015, in order to qualify as well capitalized, an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications. It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.

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

As of December 31, 2015, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized,” and it is unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was .600 (annual) basis points for the first, second and fourth quarters of 2015, .580 (annual) basis points for the third quarter of 2015 and .620 (annual) basis points for all four quarters of 2014. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates. As of December 31, 2015, the Bank did not have any financial subsidiaries.

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

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB in an amount generally at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. These requirements are subject to adjustment from time to time. On December 31, 2015, the Bank was in compliance with these requirements.

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

Other Dodd-Frank Act Reforms

Volcker Rule

On December 10, 2013, five federal regulators including the FDIC and the Federal Reserve issued final rules to implement the Volcker Rule required by the Dodd-Frank Act. The Volcker Rule prohibits “banking entities,” which include the Bank and the Company, from (i) engaging in “proprietary trading,” and (ii) investing in or sponsoring certain types of funds (covered funds), in each case subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. Banking entities were required to bring all of their activities and investments into conformance with the Volcker Rule by July 21, 2015, subject to certain extensions. In addition, the Volcker Rule requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule. The Company is of the view that the ongoing impact of the Volcker Rule will not be material to its business operations.

Executive Compensation and Corporate Governance

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate nonbinding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the Securities and Exchange Commission (“SEC”) to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material noncompliance with financial reporting requirements.

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

We may take advantage of these provisions for up to approximately another four years unless we earlier cease to be an emerging growth company. We will cease to be an emerging growth company if we have more than $1.0 billion in annual gross revenues, have more than $700.0 million in market value of our common stock held by nonaffiliates, or issue more than $1.0 billion of nonconvertible debt in a three-year period. We may choose to take advantage of some but not all of these reduced regulatory and reporting requirements. We have elected to adopt the reduced disclosure requirements described above for purposes of this Annual Report on Form 10-K.

We may continue to take advantage of some or all of the reduced regulatory, accounting and reporting requirements that will be available to us as long as we continue to qualify as an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. While we have elected to retain the ability to delay adopting new or revised accounting standards in the future, at December 31, 2015, 2014 and 2013, we had adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

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

Risks Related to Our Business

The geographic concentration of our markets makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, we are a banking franchise concentrated in the state of Florida. As of December 31, 2015, approximately 94% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Florida. Deterioration in local economic conditions in the loan market or in the commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio by eroding the loan-to-value ratio of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, the value of the collateral securing loans and our financial condition, results of operations and future prospects. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected the Bank’s capital, we might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

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

As of December 31, 2015, the allowance for loan losses was $8.0 million while total nonperforming loans was $36.0 million. The total nonperforming loans amount is primarily due to two nonaccrual commercial real estate loans to a Brazilian borrower. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Foreign Outstandings to Brazil and —Nonperforming and Substandard Assets.” The amount of our allowance for loan losses for nonperforming loans is determined by our management team through periodic reviews. The nonperforming loans related to acquired banks were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans.

Like all banks, we have developed and applied a methodology for determining, based upon a number of factors—including, for example, historical loss rates and assumptions regarding future losses—the appropriate level of allowance to maintain in respect of probable loan losses. In applying this methodology and determining the appropriate level of the allowance, we inherently face a high degree of subjectivity and are required to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that we originate, identification of additional problem loans originated by us and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Furthermore, if our methodology or assumptions in determining our allowance for loan losses are not sound, then our allowance for loan losses will not be sufficient to cover our loan losses. See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information about this estimate and our methodology.

Our financial performance may be negatively affected if our loans are not repaid as expected.

Given our limited history and significant portfolio growth, many of the loans originated by C1 Bank may be unseasoned, meaning that many of the loans were originated relatively recently. In particular, approximately 81% of our loans outstanding at December 31, 2015, had been originated by C1 Bank since 2010. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

If we are unable to manage our rapid growth, our business could be disrupted and the price of our common stock could go down.

Since we began our activities, we have experienced rapid growth. We expect to continue to implement a strategy of aggressive growth in our loans and deposits. Our growth is expected to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, credit, financial and other internal risk controls. Rapid growth may also lead to deterioration in underwriting standards and puts pressure on internal systems. This growth will also provide challenges in our effort to maintain and improve the quality of our assets. Our inability to manage our growth effectively could have a material adverse effect on our business, our future financial performance and the price of our common stock.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. In addition, our rapid growth may put additional pressure on our framework. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

We have made four commercial real estate loans to three Brazilian corporations, with aggregate outstanding balances at December 31, 2015 and December 31, 2014 of $41.3 million and $44.0 million, respectively. The collateral for these loans is held in Brazil and consists primarily of real estate. Two of the loans are secured by a first lien on farmland appraised at $44.5 million, of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank. The three main parcels of this collateral pool (representing 83% of the collateral) were appraised during 2014, and the rest in 2012. At December 31, 2015, these two loans were included in the 60-89 days past due category and on nonaccrual status as we determined that the full timely collection of principal and interest was doubtful. The third loan is secured by a first lien on farmland appraised at $39.7 million during 2015. This loan was included in the 60-89 days past due category as of December 31, 2015 and a payment was received in early February 2016, which brought the loan current to December 5, 2015. The final loan is secured by closely held stock. This loan is current and paying as agreed. There is inherent country risk associated with this international business. International trade laws, U.S. relations with Brazil, foreign exchange volatility, the foreign nature of the Brazilian legal system and government policy, and regulatory changes may inhibit our ability to collect payment, or claim collateral (if any) located in Brazil. Furthermore, we may experience loss due to unforeseen economic, social or weather conditions that affect Brazilian markets and in particular the market for Brazilian agriculture products. The expense of collecting on defaulted loans may be higher than in the United States, which may reduce the size of any recovery. We are also subject to the risk that the value of any real estate collateral could decline, further harming our ability to fully collect on any defaulted loan. The appraised values of the collateral securing these loans have decreased in U.S. Dollar terms as the Brazilian currency has devalued against the U.S. Dollar and could decrease further if the Brazilian currency continues to devalue. The Brazilian economy is experiencing negative growth, a material decline in the value of its currency, increasing rates of inflation, growing unemployment and higher interest rates; the country has been recently downgraded by two of the rating agencies to non-investment grade (junk) status. These macroeconomic trends coupled with a growing corruption scandal involving the government, state-owned enterprises and some of the largest private corporations have placed significant stress on the Brazilian economy and may affect the ability of our borrowers to repay their loans and the value of our underlying collateral. Exchange rate fluctuations may stress the debt service coverage of these borrowers and impact the U.S. dollar value of the collateral. We may be forced to modify these loans in an attempt to collect, which could further increase our level of classified assets, harm our earnings, negatively impact our capital, and increase regulatory scrutiny. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital.

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

Liquidity is essential to our business. Our loan-to-deposit ratio, calculated by dividing our total loans by our total deposits, exceeded 100% at December 31, 2015. A higher loan-to-deposit ratio generally means that a financial institution might not have enough liquidity to cover any unforeseen requirements or that the institution is more reliant on borrowings that may no longer be available.

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

Our residential real estate, commercial real estate, construction, commercial, and consumer loans at December 31, 2015, were $303.6 million, $783.8 million, $197.1 million, $63.6 million, and $94.5 million, respectively, or 21.0%, 54.3%, 13.7%, 4.4%, and 6.6%, respectively, of our total loans. We have a high concentration of commercial real estate loans which at December 31, 2015 exceeded the guidance by bank regulators. At December 31, 2015 and December 31, 2014, our ratio for construction, development and other land loans to total capital was 99% and 57%, respectively, compared to the FDIC guideline of 100%, while the ratio for commercial real estate loans (including construction, development and other land loans and loans secured by multifamily and nonowner occupied nonfarm nonresidential property) to total capital was 355% and 284%, respectively, compared to the FDIC guideline of 300%. The higher ratios at December 31, 2015 when compared to December 31, 2014, resulted from loan growth. Our board of directors authorized us to operate up to 125% of total risk based capital for construction, development and other land loans until April 30, 2016 and 400% of total risk based capital for commercial real estate loans until December 31, 2016.

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

As of December 31 2015, our ten largest loan relationships totaled over $309 million in loan exposure, or 19.1% of the total loan portfolio and unfunded commitments. The concentration risk associated with having a small number of extremely large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan. The prepayment of any of these relationships could harm our interest income.

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

Nonperforming assets (including nonaccrual loans and other real estate owned, or OREO) totaled $64.3 million at December 31, 2015. These nonperforming assets can adversely affect net income through reduced interest income, increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Any decrease in real estate market prices may lead to OREO write-downs, with a corresponding expense in our income statement. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. Holding OREO properties is expensive and negatively impacts our earnings and results of operations. The expenses associated with OREO and any further property write-downs, both expected and unexpected, could have a material adverse effect on our financial condition and results of operations.

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

The Bank had $37.3 million in general and separate account BOLI contracts at December 31, 2015. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if the Bank needed additional liquidity and converted the BOLI to cash, any cash value gain above basis would be subject to ordinary income tax and applicable penalties. The Bank is also exposed to the credit risk of the underlying securities in the investment portfolio, and to the insurance carrier provider credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Bank at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline.

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

Our success and future growth depend upon the continued success of our management team, in particular our President and Chief Executive Officer, Trevor Burgess, and other key employees. Competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management personnel, our business could be harmed.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as making it possible for nonbanks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate.

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

The Bank’s legally mandated lending limit per borrower is lower than that of many of our larger competitors because we have less capital. At December 31, 2015, the Bank’s legal lending limit for loans was approximately $48 million to any one borrower on a secured basis and $29 million on an unsecured basis. The Bank’s lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us, which may restrict our ability to grow. In addition, in July 2014, we established a $30.0 million “house limit” guideline for future relationships that may further impact our ability to lend to large borrowers and discourage these large borrowers from doing business with us.

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

From time to time, the Financial Accounting Standards Board or the Securities and Exchange Commission, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

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

As an “emerging growth company” as defined in the JOBS Act, we take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. While at December 31, 2015 and December 31, 2014, we had adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities, we may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

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

Risks Related to the Acquisition of C1 Financial by OZRK

The Amount of Merger Consideration May Decrease Following the Special Meeting.

Pursuant to the terms of the merger agreement, the aggregate purchase price is subject to a downward adjustment, on a dollar-for-dollar basis, in the event our closing consolidated net book value is less than $174 million.

Our closing consolidated net book value will be calculated as our unaudited consolidated net shareholders’ equity determined in accordance with GAAP as of the determination date, but without giving effect to the after-tax impact of the following items: (i) any negative provision for loan and lease losses for the period between June 30, 2015 and the determination date, which provision would otherwise have the effect of decreasing the allowance for loan and lease losses; provided, however, any negative provision resulting from (A) the resolution of a loan for which a specific allowance for loan and lease losses has been calculated as of June 30, 2015 where the resolution creates a reduction of such specific calculated allowance in excess of the loss actually incurred on the loan, or (B) recoveries or payoffs in excess of the carrying value of a loan, which carrying value is the amount the loan is recorded in the books and records of C1 Bank in accordance with GAAP, including any accrued but unpaid interest and excluding any allowance for loan and lease losses or other valuation accounts for such loan, shall be reflected in the closing consolidated net book value; provided, however, that such adjustment is limited to the lesser of (x) the actual amount of the reduction of such specific allowance determined in (A) above plus the recoveries or payoff in excess of the carrying value determined in (B) above, or (y) the actual negative provision recorded by C1 Bank, determined in accordance with GAAP, during the fiscal quarter in which such resolution or recovery occurs; (ii) any of the actions or changes taken only to comply with certain coordination procedures required by the merger agreement, which would otherwise not have been taken or required to be taken; (iii) increases in our consolidated net shareholders’ equity resulting from the issuance of our common stock after June 30, 2015; or (iv) the amount paid by us prior to closing in the event we purchase a tail policy for directors’ and officers’ liability insurance on the terms described in the merger agreement (subject to the limits on expended premiums described therein) to the extent such amount is fully expensed prior to the effective time of the merger. For purposes of calculating the closing consolidated net book value, we shall include, without duplication, reductions for: (A) the after-tax amount of any fees and commissions payable by us or any C1 Financial subsidiary to any broker, finder, financial advisor or investment banking firm in connection with the merger, the bank merger, the merger agreement and the transactions contemplated thereby; (B) the after-tax amount of any legal and accounting fees incurred by us or any C1 Financial subsidiary in connection with the merger or the merger agreement, the bank merger and the transactions contemplated thereby and any related SEC and regulatory filings, including any printing expenses and SEC filing fees; (C) the after-tax amount of the costs expected to be incurred by OZRK after the closing date related to certain environmental clean-up matters, as provided in the merger agreement; (D) the after-tax amount of any compensation, bonus, severance, or payments payable by us or any C1 Financial subsidiary and triggered in connection with the change-of-control or merger or other similar payment payable by us or any C1 Financial subsidiary; (E) the after-tax amount of the projected loss from the planned sale of the Brazilian loans, calculated based on the projected net proceeds to be received pursuant to the applicable purchase agreement for such loans, subtracted from the net book value of the Brazilian loans (net book value shall include unpaid principal balance, net of any unamortized discounts, premiums or deferrals of costs or fees; accrued but uncollected interest; related contra account; and related allowance for loan and lease losses); and (F) the after-tax amounts resulting from the accruals of (1) $3.5 million of costs associated with the termination of certain data processing services and related vendor contracts, (2) $3.5 million of costs associated with real estate appraisals, changes of signage, and write offs of leasehold improvements, and (3) $2.5 million of costs associated with employee training and relocation. The closing consolidated net book value may be further adjusted upon the mutual written agreement of the parties.

While our closing consolidated net book value will not be known until the determination date, we expect that in the ordinary course of business, which our management believes will be the case, our closing consolidated net book value at the determination date will be at least $174 million. As of the date of this Annual Report, our consolidated net book value, calculated in accordance with the above formula, continues to exceed $174 million, and if the closing of the merger were to occur on the date of this Annual Report, no adjustment to the aggregate purchase price would be made based on this calculation. The calculation date for the closing consolidated net book value will occur subsequent to the date of the Special Meeting, and if the closing consolidated net book value is less than $174 million on the determination date, the aggregate merger consideration to be received by our shareholders will be adjusted downward on a dollar-for-dollar basis. There can be no assurance that there will not be a downward adjustment or that if there is a downward adjustment it will not be material. For additional information on the possibility of a downward adjustment in the aggregate purchase price, including a sensitivity analysis of potential adjustments to the per share merger consideration based on changes in our closing consolidated net book value, see “The Merger Agreement—Merger Consideration, Purchase Price and Purchase Price Adjustments” in the C1 Financial Proxy Statement.

Because the Market Price of OZRK Common Stock Will Fluctuate and as a Result of Other Factors, Our Shareholders Cannot Be Sure of the Number of Shares or Exact Value of the Shares of OZRK Common Stock They Will Receive.

Upon completion of the merger, each outstanding share of our common stock will be converted into the merger consideration payable in shares of OZRK common stock as provided in the merger agreement. The number of shares that a C1 Financial shareholder will receive for each share of our common stock will depend, in part, on the average closing price of OZRK common stock for the 10 trading days ending on the second business day prior to closing, subject to a minimum and maximum price equal to $39.79 and $66.31, respectively, which we refer to as the OZRK average stock price. The value of such shares of OZRK common stock received for each share of our common stock will depend on the price per share of OZRK common stock at the time the shares are actually received by a C1 Financial shareholder. The closing price of OZRK common stock on the date that the shareholder actually receives the shares of such stock after the merger is completed and the OZRK average stock price may vary from each other, as well as from the closing price of OZRK common stock on the date that OZRK and we announced the merger, on the date of this Annual Report, and on the date of the Special Meeting.

Fluctuation in the market price of OZRK common stock after the Special Meeting could change the value of the shares of OZRK common stock that our shareholders will receive, depending on whether the OZRK average stock price to be used in determining the exchange ratio is higher than $66.31 per share or lower than $39.79 per share. If such price is higher than $66.31, our shareholders will receive more shares of OZRK common stock than they otherwise would if there were no cap on the stock price used in determining the exchange ratio. Conversely, if the OZRK average stock price is lower than $39.79 per share, our shareholders will receive fewer shares of OZRK common stock than they otherwise would if there were no floor on the stock price used in determining the exchange ratio.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in OZRK’s business, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond OZRK’s control. Accordingly, at the time of the Special Meeting, because of the above timing differences our shareholders will not be able to calculate the number of shares of OZRK common stock they may receive upon completion of the merger or the exact value of OZRK common stock they may receive upon completion of the merger.

The Merger is Subject to the Receipt of Consents and Approvals from Governmental Entities that May Impose Conditions that Could Have an Adverse Effect on OZRK.

Before the merger may be completed, various approvals or consents must be obtained from various federal and state governmental entities. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we and OZRK do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of OZRK following the merger, any of which might have a material adverse effect on OZRK following the merger. OZRK is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger impose certain burdensome conditions on OZRK or us, as described more fully in “The Merger Agreement—Regulatory Approvals Required for the Merger” in the C1 Financial Proxy Statement.

Certain of Our Officers and Directors Have Interests in the Merger Different From the Interests of Non-director or Non-management Shareholders.

Some of our officers and directors have interests in the merger that are in addition to their interests as our shareholders generally. For example, our President and Chief Executive Officer, Trevor Burgess, will receive a “change of control” payment in connection with the merger pursuant to a change of control agreement with us, which we refer to as the “change of control agreement”. In addition, Mr. Burgess has entered into a retention and non-compete agreement, which we refer to as the “retention and non-compete agreement”, with Ozarks Bank, to be effective upon closing of the merger, pursuant to which Mr. Burgess will serve as the Chief Innovation Officer for OZRK and Ozarks Bank and as Ozarks Bank’s Florida Market President following the merger. Furthermore, an affiliate (which we refer to as the standby purchaser) of Marcelo Faria de Lima (a director of ours and the general partner of a significant C1 Financial shareholder of record) entered into a Brazilian standby purchase agreement with OZRK pursuant to which such affiliate agreed to purchase certain loans of C1 Bank (the “Brazilian loans”) on a standby basis immediately following the merger closing for an amount equal to 75.14% of the aggregate net book value of the Brazilian loans. The Brazilian loans had a net book value at December 31, 2015 of approximately $40.6 million. For further information, see “The Brazilian Standby Purchase Agreement” in the C1 Financial Proxy Statement. In addition, in connection with our initial public offering of shares of common stock, certain of our executive officers and directors received a one-time cash bonus payment in amounts ranging from $35,000 to $500,000. These amounts remain subject to a clawback until the earlier of (i) a specific date (with dates ranging from August 13, 2016 to August 13, 2019) or (ii) a vesting event. The closing of the merger will constitute a vesting event for this purpose.

These interests also include indemnification provisions contained in the merger agreement and OZRK’s purchase of an officers’ and directors’ liability insurance policy for a limited time (at current levels) following the merger. Although the members of the respective boards of directors of each of OZRK and us knew about these additional interests and considered them when they considered and approved the merger agreement and the merger, you should be aware of them. See “The Merger Agreement—Interests of C1 Executive Officers and Directors in the Merger” in the C1 Financial Proxy Statement.

The Fairness Opinion Delivered By Our Financial Advisor Will Not Reflect Changes in Circumstances Between the Date of the Merger Agreement and the Completion of the Merger.

The fairness opinion obtained by our board of directors from Sandler O’Neill, our financial advisor, regarding the fairness, from a financial point of view, of the consideration to be received by our common shareholders in connection with the merger is dated November 9, 2015. Such opinion has not been updated as of the date of this Annual Report and will not be updated at, or prior to, the time of the completion of the merger. Changes in the operations and prospects of OZRK and us, general market and economic conditions and other factors that may be beyond the control of OZRK and us, and on which the fairness opinion was based, may alter the value of OZRK or us or the prices of shares of OZRK common stock or our common stock by the time the merger is completed. The opinion does not speak as of the time the merger is completed or as of any date other than the date of the opinion. Management of OZRK is not aware of any material changes in OZRK’s operations or performance since the delivery of the Sandler O’Neill opinion or that are anticipated to occur before the Special Meeting takes place or before the merger is completed. Our management is not aware of any material changes in our operations or performance since the delivery of the Sandler O’Neill opinion or that are anticipated to occur before the Special Meeting takes place or by the time the merger is completed. Sandler O’Neill does not have any obligation to update, revise or reaffirm its opinion to reflect subsequent developments and has not done so. For a description of the opinion that we received from our financial advisor, please refer to “The Merger—Opinion of C1’s Financial Advisor” in the C1 Financial Proxy Statement. For a description of the other factors considered by our board of directors in determining to approve the merger, please refer to “The Merger—C1’s Reasons for the Merger; Recommendation of the C1 Board of Directors” in the C1 Financial Proxy Statement.

The Financial Projections Considered By Us and Our Financial Advisor May Not Be Realized, Which May, Among Other Things, Adversely Affect the Market Price of OZRK Shares Following the Merger.

In performing its financial analyses and rendering its opinion regarding the fairness, from a financial point of view, of the merger consideration set forth in the merger agreement to the holders of our common stock, our financial advisor independently reviewed and relied on, among other things, certain financial projections prepared by our management in early 2015 and certain financial projections prepared by our management in the summer of 2015 to reflect events that had occurred during 2015 and prior to the time of their preparation, each of which were provided in whole or in part to OZRK and certain other potential counterparties that entered into confidentiality agreements with us. In addition, at the direction of our management, in the case of C1 Financial, and following discussions with, and confirmation of reasonableness by, OZRK management, in the case of OZRK, our financial advisor independently reviewed and relied upon publicly available earnings per share estimates for OZRK and us, respectively, and an estimated long-term earnings per share growth rate of 15% for OZRK and us, respectively, and used such estimates and growth rate to prepare certain projections that were reviewed by our board of directors. See the section titled “The Merger—Certain Financial Projections” in the C1 Financial Proxy Statement. The financial projections were not prepared with a view toward public disclosure or with a view toward complying with generally accepted accounting principles in the U.S. (“GAAP”), the published guidelines of the SEC regarding financial projections or the guidelines established by the American Institute of Certified Public Accountants with respect to the preparation and presentation of financial projections. The financial projections have not generally been updated since the date they were prepared, are not fact and should not be relied upon as being indicative of future results, and readers of this Annual Report are cautioned not to rely on the financial projections. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. Accordingly, our and/or OZRK’s financial condition or results of operations may not be consistent with those set forth in such projections. Worse financial results could, among other things, have a material adverse effect on the market price of OZRK common stock following the merger.

The Merger Will Not be Completed Unless Important Conditions are Satisfied.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the merger will not occur or will be delayed and each of OZRK and us may lose some or all of the intended benefits of the merger. The following conditions, in addition to other closing conditions, must be satisfied or, if permissible, waived before we and OZRK are obligated to complete the merger:

•	the approval of the merger agreement and merger by the requisite vote of our shareholders;

•	the receipt of all regulatory approvals and consents required for consummation of the merger;

•	no law shall have been enacted that prohibits or makes illegal the consummation of the merger and no temporary, preliminary or permanent restraining order preventing the consummation of the merger shall be in effect;

•	all necessary consents and approvals, including any applicable regulatory approvals, shall have been obtained to effect the sale of the Brazilian loans, including the assignment of all obligations thereunder, and either the third party purchaser(s) under the Brazilian purchase agreement(s) shall, prior to the closing, consummate the purchase of such loans, or OZRK shall be reasonably satisfied that the standby purchaser will, immediately after the effective time of the merger and a dividend of the loans from Ozarks Bank to OZRK, consummate the purchase of the Brazilian loans from OZRK in accordance with the terms of the Brazilian standby purchase agreement;

•	the receipt by OZRK of the report from a specified third party consultant to us to the effect that, on the basis of the facts, representations and assumptions set forth in such report, the amount payable as the service payment under the retention and non-compete agreement is reasonable and will not be deemed an “excess parachute payment” within the meaning of Section 280G of the Code;

•	the retention and non-compete agreement between Ozarks Bank and Trevor Burgess shall have been executed and delivered by Mr. Burgess and Ozarks Bank, to be effective at the closing;

•	the shares of OZRK common stock to be issued to holders of our common stock upon consummation of the merger must have been authorized for listing on NASDAQ;

•	We and OZRK, respectively, must have received opinions from Davis Polk & Wardwell LLP and Kutak Rock LLP, respectively, each dated as of the closing date, in form and substance reasonably satisfactory to OZRK and us, to the effect that the merger will be treated for U.S. federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Code; and

•	certain other conditions generally customary for agreements of this sort, such as the accuracy of representations and warranties subject to the materiality standards set forth in the merger agreement, the compliance in all material respects by the parties with their obligations under the merger agreement, and the non-existence of a material adverse effect (as such term is defined in the merger agreement).

Termination of the Merger Agreement Could Negatively Impact Us.

If the merger agreement is terminated before closing of the merger, there may be various consequences. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Also, we will have incurred substantial expenses in connection with the proposed merger without realizing the benefits of the merger. If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which OZRK has agreed to pay in the merger. In addition, if the merger agreement is terminated under certain circumstances, we may be required to pay OZRK a termination fee or liquidated damages. See the section entitled “The Merger Agreement—Effect of Termination” in the C1 Financial Proxy Statement for additional details.

We and OZRK Will Incur Significant, Non-Recurring Merger-Related Transaction and Integration Costs in Connection With the Merger, Which Could Adversely Affect Either Company’s Financial Condition and Results of Operations.

We and OZRK each have incurred and expect to continue to incur substantial costs in connection with the negotiation and completion of the merger and combining the businesses and operations of the two companies, and additional unanticipated transaction- and merger-related costs may be incurred prior to or following the consummation of the merger. Whether or not the merger is consummated, we and OZRK expect to continue to incur substantial expenses associated with planning for and completing the merger and combining the operations of the two companies, including such non-recurring expenses as legal, accounting and financial advisory fees, printing fees, data processing and other fees related to formulating integration and conversion plans. Although we and OZRK expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction- and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of OZRK following completion of the merger.

The Merger Agreement Contains Provisions That May Discourage Other Companies from Trying to Acquire Us for Greater Merger Consideration.

The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our shareholders than the merger. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. We may be required to pay OZRK a termination fee of $10 million in the event the merger agreement is terminated under circumstances involving an acquisition proposal for a competing transaction. In addition, unless the merger agreement is terminated before the Special Meeting, we are required to submit the proposal to approve the merger agreement to our shareholders even if our board of directors has withdrawn, modified or qualified its recommendation. For further information, please see the sections entitled “The Merger Agreement—Agreement to Not Solicit Other Offers” and “The Merger Agreement—Effect of Termination” in the C1 Financial Proxy Statement.

We and OZRK Will be Subject to Business Uncertainties and We Will be Subject to Contractual Restrictions While the Merger is Pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on OZRK and us. These uncertainties may impair our or OZRK’s ability to attract, retain and motivate strategic personnel until the merger is consummated, and could cause customers and others that deal with OZRK or us to seek to change existing business relationships. Experienced employees in the financial services industry are in high demand, and competition for their talents can be intense. Our employees may experience uncertainty about their future role with the surviving corporation until, or even after, strategies with regard to the combined company are announced or executed. If any of our or OZRK’s key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the surviving corporation, our business prior to the merger closing and OZRK business after the merger closes, could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course, and to comply with certain other operational restrictions, prior to closing the merger. See “The Merger Agreement—Conduct of Business Pending the Merger” in the C1 Financial Proxy Statement for a description of the restrictive covenants applicable to us.

Our Shareholders Will Have Less Influence as Shareholders of OZRK Than As Our Shareholders.

Our shareholders currently have the right to vote in the election of our board of directors and on other matters affecting us. When the merger occurs, each shareholder that receives shares of OZRK common stock will become a shareholder of OZRK with a percentage ownership of the combined organization much smaller than such shareholder’s percentage ownership of C1 Financial. Assuming (1) the OZRK average stock price is $49.46 (which was the closing price of OZRK common stock on December 31, 2015), (2) there are no adjustments in the aggregate purchase price of $402,525,000 and (3) there is no change to the number of shares of our common stock outstanding since November 9, 2015, then we anticipate that an aggregate of approximately 8.1 million shares of OZRK common stock would be issued to our shareholders upon completion of the merger, which would represent approximately [9]% of the outstanding shares of OZRK common stock as of the date of this Annual Report. If our merger with OZRK and the pending merger between OZRK and Community & Southern Holdings, Inc. (“C&S”) are both completed, then our former shareholders will own approximately 7% and former C&S stockholders will own approximately 14% of OZRK outstanding common stock, respectively. Because of this, our shareholders will have less influence on the management and policies of OZRK than they may now have on our management and policies.

Shares of OZRK Common Stock to be Received by Our Shareholders in the Merger Will Have Rights Different From Shares of Our Common Stock.

Upon completion of the merger, the rights of our former shareholders will be governed by the articles of incorporation and bylaws of OZRK. OZRK is organized under Arkansas law and we are organized under Florida law. Accordingly, certain rights associated with our common stock may differ from the rights associated with OZRK common stock. Please see the section entitled “Comparison Of Shareholders’ Rights” in the C1 Financial Proxy Statement for a discussion of the different rights associated with OZRK common stock and our common stock.

The Merger between OZRK and C1 Financial May Distract Management From Their Other Responsibilities.

The acquisition of C1 Financial by OZRK could cause management to focus their time and energies on matters related to the acquisition that otherwise would be directed to the business and operations of OZRK and us. Any such distraction on the part of management, if significant, could affect their ability to service existing business and develop new business and adversely affect our and OZRK’s business and earnings.

We and OZRK May Fail to Realize the Anticipated Benefits of the Merger.

The success of the merger will depend on, among other things, OZRK’s ability to combine the businesses of OZRK and C1 Financial and to combine the businesses of additional acquisitions. If OZRK is not able to successfully achieve this objective, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

We and OZRK have operated and, until the consummation of the merger, will continue to operate independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of OZRK or inconsistencies in standards, controls, procedures and policies. It is also possible that our clients, customers, depositors and counterparties could choose to discontinue their relationships with the combined company post-merger because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on each of OZRK and us during the pre-merger period and for an undetermined time after the consummation of the merger.

The Merger May Fail To Qualify as a Reorganization for Federal Tax Purposes, Resulting in Your Recognition of Taxable Gain or Loss in Respect of Your C1 Financial Shares.

We and OZRK intend the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code. Although the Internal Revenue Service, or IRS, will not provide a ruling on the matter, we and OZRK will, as a condition to closing, obtain an opinion from our and OZRK’s respective legal counsel that the merger will constitute a reorganization under Code Section 368(a) for federal income tax purposes. These opinions do not bind the IRS or prevent the IRS from adopting a contrary position. If the merger fails to qualify as such reorganization, a C1 Financial shareholder generally would recognize gain or loss on each share of our common stock surrendered in an amount equal to the difference between such shareholder’s adjusted tax basis in that share and the fair market value of the merger consideration received in exchange for that share upon completion of the merger.

Litigation Filed Against Us and Our Board Of Directors and OZRK Could Prevent Or Delay the Completion of the Merger Or Result in the Payment Of Damages Following Completion Of the Merger.

In connection with the merger, a putative class action lawsuit has been filed by a purported shareholder of C1 Financial against us and our board of directors and OZRK. Among other remedies, the plaintiff seeks court approval of the plaintiff as a proper class representative and certification of the lawsuit as a shareholders’ class action, and seeks to enjoin the merger. On January 22, 2016, the plaintiff filed an amended complaint adding, among other things, details about the merger sales process and proposed transaction and allegations of material misrepresentations and omissions concerning the content of the preliminary Registration Statement on Form S-4 filed by OZRK on January 5, 2016. If a dismissal is not granted or a settlement is not reached and approved by the court, the lawsuit could prevent or delay completion of the merger and result in substantial costs to OZRK and us, including any costs associated with indemnification. Additional lawsuits may be filed against us, OZRK, or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim seeking remedies against us, our board of directors or OZRK in connection with the merger transaction that remains unresolved at the effective time of the merger may adversely affect OZRK’s business, financial condition, results of operations and cash flows. See the section entitled “Legal Proceedings” for more information. See also “The Merger Agreement—Interests of C1 Executive Officers and Directors in the Merger—Indemnification” and “The Merger Agreement— Interests of C1 Executive Officers and Directors in the Merger—Officers’ and Directors’ Liability Insurance” in the C1 Financial Proxy Statement.

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

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

Pursuant to the Dodd-Frank Act, in July 2013, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. As of January 1, 2015, the Bank was required to comply with the U.S. Basel III Capital Rules, which are aimed at increasing both the quantity and quality of regulatory capital. The U.S. Basel III Capital Rules are described in more detail in “Business – Supervision and Regulation – U.S. Basel III Capital Rules.” The U.S. Basel III Capital Rules may still have a material impact on our business, financial condition and results of operations. In addition, the failure to meet the established capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating our FDIC deposit insurance.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

If substantial amounts of our common stock are sold in a short period of time, the market price of our common stock could decrease significantly. The perception that our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess), who collectively own approximately 50.1% of the outstanding shares of our common stock, might sell shares of common stock could also depress our market price. The market price of shares of our common stock may drop significantly because the restrictions on resale by our existing stockholders have lapsed. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our principal stockholders have historically controlled and, subject to the consummation of the merger with OZRK, in the future will continue to control us.

Our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess) collectively own approximately 50.1% of the outstanding shares of our common stock. As a result, these stockholders, acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders are also business partners in business ventures in addition to our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, a dispute among these individuals in connection with the Company or another business venture could impact their relationship at the Company and, because of their prominence within the Company, the Company itself. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our principal stockholders (Marcelo Faria de Lima, Erwin Russel, Marcio Camargo and Trevor Burgess) collectively hold a majority of our common stock. As a result, we are considered a “controlled company” for the purposes of the listing requirements of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that our board of directors, our executive compensation committee and our directors’ nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. We have availed ourselves of certain of these exemptions. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the exchange on which our common stock is listed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own or lease real or personal property. Instead, it uses the premises, equipment and furniture of the Bank without the direct payment of any rental fees to the Bank. The Bank currently owns or leases approximately 211,000 square feet of office and operations space in Florida. The Bank operates 32 banking centers in Florida. Of these banking centers, 11 are leased and 21 are owned. The Bank also owns condominium space for our permanent Miami Beach banking center, a parcel in Orlando for our future Orlando banking center and two vacant parcels that we are considering converting to new banking center locations. We lease our Orlando loan production office, with approximately 415 square feet of office space. We lease our St. Petersburg, Florida headquarters, with approximately 16,689 square feet of office space. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

Following the announcement of the merger with OZRK, a putative class action complaint challenging the merger was filed in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida. The complaint is captioned Mariani v. C1 Financial et al., Case No. 15-007726. The complaint names C1 Financial, OZRK, and the individual members of the C1 Financial board as defendants. The complaint generally alleges, among other things, that members of the C1 Financial board breached their fiduciary duties to C1 Financial’s shareholders by agreeing to sell C1 Financial for an inadequate price and agreeing to inappropriate deal protection provisions in the merger agreement that may preclude C1 Financial from soliciting any potential acquirers and limit the ability of the C1 Financial board to act with respect to investigating and pursuing superior proposals and alternatives. The complaint also alleges that C1 Financial and OZRK have aided and abetted the C1 Financial board members’ breaches of their fiduciary duties. The complaint seeks certification by the court as a shareholders’ class action, approval of the plaintiff as a proper plaintiff class representative, injunctive relief enjoining the companies from consummating the merger at the agreed upon price unless and/or until the defendants cure their breaches of fiduciary duty (or, in the event the merger is consummated, rescinding the merger or awarding rescissory damages). The complaint also seeks to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees. On January 22, 2016, the plaintiff filed an amended complaint adding, among other things, details about the merger sales process and proposed transaction and allegations of material misrepresentations and omissions concerning the content of the preliminary Registration Statement on Form S-4 filed by OZRK on January 5, 2016. The defendants believe these allegations are without merit and intend to defend vigorously against these allegations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our common stock have traded on the NYSE under the symbol “BNK” since August 14, 2014. As of February 5, 2016, we had approximately 372 holders of record. The high and low sales prices for the shares of our common stock, as reported on the NYSE, and the cash dividends declared on those shares for each quarterly period of 2015 and 2014 are shown in the table below. Sales prices prior to the third quarter of 2014 are not applicable because shares of our common stock were not traded publicly prior to our initial public offering. We have not paid any dividends on our common stock since inception, and we currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

	2015			2014
	High	Low	Dividends Paid	High		Low		Dividends Paid
First Quarter	$19.10	$16.25	$-	$	N/A	$	N/A	$-
Second Quarter	19.84	17.81	-		N/A		N/A	-
Third Quarter	19.77	17.66	-		18.77		16.66	-
Fourth Quarter	24.49	18.40	-		19.70		15.98	-

On February 5, 2016, the closing sales price for the shares of our common stock as reported on the NYSE was $23.90 per share.

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

The transfer agent for our common stock is:

Computershare Trust Company, NA

250 Royall Street

Canton, Massachusetts 02021

781-575-2000

www.computershare.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Stock Index (S&P 500), which reflects overall stock market performance and the SNL Southeast Bank Index, which reflects changes in stocks of banking institutions in the same geographical region as the Company. The graph assumes an initial $100 investment on August 14, 2014 (the date that the stock of C1 Financial, Inc. began trading on the NYSE) through December 31, 2015. Data for the S&P 500 and SNL Southeast Bank Index assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

	Period Ending
Index	08/14/14	09/30/14	12/31/14	03/31/15	06/30/15	09/30/15	12/31/15
C1 Financial, Inc.	100.00	106.65	107.59	110.29	114.00	112.06	142.41
S&P 500	100.00	101.13	106.12	107.13	107.43	100.51	107.59
SNL Southeast Bank	100.00	106.86	113.25	104.29	114.38	104.28	111.48

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	As of and for Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011

Income Statement Data
Interest income	$77,739	$64,310	$48,499	$38,201	$27,015
Interest expense	9,579	8,626	6,650	6,127	5,815
Net interest income	68,160	55,684	41,849	32,074	21,200
Provision for loan losses	1,118	4,814	1,218	2,358	2,846
Total noninterest income	9,801	7,738	21,648	15,051	5,238
Total noninterest expense	51,372	47,232	42,637	33,963	18,027
Income before income taxes	25,471	11,376	19,642	10,804	5,565
Income tax expense (benefit)	11,128	4,652	7,652	(2,304)	-
Net income	14,343	6,724	11,990	13,108	5,565

Per Share Data
Net earnings per share	$0.89	$0.48	$1.08	$1.29	$0.78
Diluted net earnings per share	0.89	0.48	1.08	1.28	0.78
Book value per share	12.48	11.59	9.97	9.06	7.76
Tangible book value per share (1)	12.42	11.51	9.83	9.00	7.71

Balance Sheet Data
Total loans (2)	$1,442,644	$1,188,522	$1,053,029	$663,634	$549,081
Loans originated by C1 Bank (Nonacquired)	1,163,212	840,275	614,613	301,858	169,227
Loans not originated by C1 Bank (Acquired)	279,432	348,247	438,416	361,776	379,854
Total assets	1,725,520	1,536,691	1,323,371	938,066	729,277
Total deposits	1,278,265	1,167,502	1,041,043	760,041	557,701
Borrowings	242,000	178,500	153,500	78,300	94,313
Total stockholders’ equity	200,981	186,638	121,814	96,447	74,593

Selected Performance Metrics
Return on average assets	0.87%	0.46%	1.08%	1.50%	0.99%
Return on average equity	7.33%	4.36%	11.43%	15.63%	10.16%
Net interest margin	4.63%	4.28%	4.34%	4.06%	4.15%
Efficiency ratio (1)	65.9%	74.8%	67.5%	77.0%	69.0%

Average Equity / Average Assets	11.82%	10.54%	9.47%	9.61%	9.79%
Revenue per average number of employees (1)	$362	$319	$332	$282	$307
Average assets per average number of employees (1)	6,836	6,476	5,250	4,604	5,329

(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — GAAP Reconciliation and Explanation of Non-GAAP Financial Measures.”

(2) Total loans before the deduction of net deferred loan fees and the allowance for loan losses.

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

Overview

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate from 32 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade, Broward and Orange Counties. As of September 30, 2015, we were the 17th largest bank headquartered in the state of Florida by assets and the 16th largest by equity, having grown both organically and through acquisitions.

On November 9, 2015, C1 Financial and its wholly owned bank subsidiary, C1 Bank, entered into a definitive agreement and plan of merger (“Agreement”) with Bank of the Ozarks, Inc. (“OZRK”) and its wholly owned bank subsidiary, Bank of the Ozarks (“Ozarks Bank”), whereby, subject to the terms and conditions of the Agreement, C1 Financial will merge with and into OZRK with OZRK surviving the merger in an all-stock transaction valued at approximately $402.5 million, or approximately $25.00 per share of C1 Financial common stock, subject to potential adjustments as described in the Agreement.

Subject to the terms and conditions of the Agreement, each holder of outstanding shares of common stock of C1 Financial will receive shares of common stock of OZRK. The number of OZRK shares to be issued will be determined based on OZRK’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum and maximum stock price of $39.79 to $66.31, respectively. The consideration payable to C1 Financial shareholders is subject to downward adjustment on a dollar-for-dollar basis if the net book value of C1 Financial is less than $174 million as of the business day that, subject to adjustment as set forth in the Agreement, is closest to ten calendar days prior to the closing date and is subject to an upward adjustment if certain Brazilian loans of C1 Bank are sold at a price above a specified amount. The potential adjustments described in the immediately preceding sentence are not expected to result in any material change to the consideration payable and are described in the Agreement.

Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders and are described in the Agreement. Although there can be no assurance, the transaction is expected to close late in the first quarter or in the second quarter of 2016.

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

Overview of Recent Financial Performance and Trends

Our financial performance in 2015 reflected improvements in economic conditions in the areas in which we operate across Florida, the acquisitions we have completed, our progress in restructuring the acquired banks and disposing of classified assets, the implementation of our banking strategy and other general economic and competitive trends in our markets. As of December 31, 2013, we had completed the integration of all of the Bank’s acquisitions to date. We restructured the management teams of these banks at acquisition date and integrated them under our line of business model and policies and procedures shortly after acquisition. During 2013, we acquired First Community Bank of Southwest Florida. We completed this acquisition on August 2, 2013 and converted them to our core processing platform and merged them together with the Bank on October 19, 2013.

Our net interest income was $68.2 million, $55.7 million and $41.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. In the years ended December 31, 2015, 2014 and 2013, our net income of $14.3 million, $6.7 million and $12.0 million, respectively, represented a return on average assets, or ROAA, of 0.87%, 0.46% and 1.08%, respectively, and a return on average equity, or ROAE, of 7.33%, 4.36% and 11.43%, respectively. Our ratio of average equity to average assets in the years ended December 31, 2015, 2014 and 2013 was 11.82%, 10.54%, and 9.47%, respectively. Net income for 2015 included after-tax merger related expenses of $2.6 million incurred pursuant to the Agreement with OZRK.

Our assets totaled $1.726 billion and $1.537 billion as of December 31, 2015 and December 31, 2014, respectively. Loans receivable, net, as of December 31, 2015 and December 31, 2014 were $1.429 billion and $1.179 billion, respectively. Total deposits were $1.278 billion and $1.168 billion as of December 31, 2015 and December 31, 2014, respectively.

On June 30, 2014, the Bank charged off in-full its only loan under the Shared National Credit Program, or Shared National Credit, in the amount of $4.0 million. The Bank deemed the loan to be uncollectible in June 2014 and the full loan was charged off as the Bank believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain. The related Shared National Credit made all scheduled payments through March 31, 2014. Additionally, the last regulatory Shared National Credit rating indicated a pass rating. A cash flow prediction for the underlying borrower that the Bank received in the second quarter of 2014 showed imminent negative cash flows. The negative cash flow projections along with other events taking place in June 2014 led to the belief that the outstanding balance would not be collected. Subsequently, the Bank collected $147 thousand of recoveries during the third quarter of 2014 and $484 thousand during 2015 related to this loan. The Bank holds no other Shared National Credits and has no existing plans to purchase any other Shared National Credits.

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

Acquisitions and Comparability to Prior Periods

First Community Bank of Southwest Florida

On August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through a Purchase and Assumption Agreement with the FDIC as receiver, for total cash consideration received from the FDIC of $23.5 million. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in southwest Florida. The Bank included the results of operations of First Community Bank of Southwest Florida in its income statement beginning August 3, 2013. Consequently, the Bank’s results of operations for the year ended December 31, 2014 are not fully comparable with its results of operations for the year ended December 31, 2013.

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

All substandard commercial real estate, construction and commercial loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as residential real estate and consumer loans, may be collectively evaluated for impairment and, accordingly, not separately identified for impairment disclosures.

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

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of December 31, 2015, approximately 19% of our loan portfolio consisted of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, and the legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and the loan review process. Each of the adjustment factors is graded on a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk-rating adjustment factor is determined at the loan level based on the individual risk rating of each loan.

As of December 31, 2015, approximately 81% of our loan portfolio consisted of loans originated by C1 Bank from 2010 to the present and, as such, may not be seasoned. Generally, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions.

For this analysis, we first looked at two- and three-year median loss rates for all U.S. banks, which were both below loss rates in the C1 Bank originated loan portfolio after factoring in management adjustments. Understanding that the median peer loss rates may not capture specifics of the C1 Bank originated loans such as profitability, asset growth and geographical location, among others, we performed a regression-based study of credit-loss rates for all commercial banks in the United States over a three-year period ending in 2013. The model incorporated the following variables: amount of past due loans, geography, capitalization, bank age, management, asset size, asset quality, earnings, and credit risk. We completed this analysis during the second quarter of 2014 and it was first used for the calculation of the allowance for loan losses as of June 30, 2014.

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

During the first quarter of 2015, we updated the analysis applying the same statistical regression for the two and three year periods ending in 2014, and the result was used as an element to the calculation of the allowance for loan losses as of December 31, 2015.

We view this peer analysis as a short-term proxy until we develop additional loss history for the C1 Bank originated loans that approximate a full business cycle. The average business cycle length according to the National Bureau of Economic Research during the last 11 business cycles has been close to six years, and the FDIC defines seven years as a de novo period for extended supervisory activities for new charters (although we are not a de novo institution). At the end of fiscal 2015, our first loans (2010 vintage) were completing six years since origination, in line with the average U.S. business cycle and close to the seven-year de novo period defined by the FDIC. We expect our historical losses to become more representative as we get closer to this point.

Fair Value of Other Real Estate Owned

Other real estate owned (“OREO”) represents assets acquired through foreclosure or other proceedings. Foreclosed assets acquired are initially recorded at fair value at the date of foreclosure less estimated costs to sell, which establishes a new cost basis. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management to ensure that properties recorded in OREO are carried at the lower of cost or fair value less estimated costs of disposal. The OREO valuation allowance is adjusted as necessary. Expenses from the operations of OREO, net of rental income and changes in the OREO valuation allowance, are included in noninterest expense.

Purchased Credit Impaired, or PCI, Loans

As part of our acquisitions, we acquired loans that have evidence of credit deterioration since origination. These acquired loans are recorded at their fair value, such that there is no carryover of the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. We estimate the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flow in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

PCI loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral-dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

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

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards in our financial statements. However, at December 31, 2015 and December 31, 2014, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—JOBS Act.”

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

Year ended December 31, 2015 compared to year ended December 31, 2014

Our net interest income increased 22.4% to $68.2 million in 2015 from $55.7 million in 2014, primarily due to increased average balances of and yields on interest-earning assets, and improvements in the deposit mix, which was partially offset by higher average balances of and rates on FHLB advances. Net interest margin in 2015 increased to 4.63% from 4.28% in 2014, mainly due to the yield on average earning assets increasing 34 basis points.

Interest income increased 20.9% to $77.7 million in 2015 from $64.3 million in 2014, due to higher average balances of and yields on interest-earning assets. In 2015, average interest-earning assets increased to $1.5 billion from $1.3 billion in 2014, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by loan prepayments in the C1 Bank originated loan portfolio, and loans paying off in both the C1 Bank originated loan portfolio and in the acquired portfolio). The average yield on interest-earning assets increased to 5.28% in 2015 from 4.94% in 2014, primarily due to a redeployment of lower-yielding cash investments into higher-yielding loans. Average loans receivable as a percentage of average interest-earning assets increased from 83.4% in 2014 to 89.6% in 2015.

Interest expense increased 11.0% to $9.6 million in 2015 from $8.6 million in 2014, due to an increase in the average balances of and rates on interest-bearing liabilities. In 2015, average interest-bearing liabilities increased to $1.132 billion from $1.054 billion in 2014, mainly due to longer term borrowings from the FHLB. In addition, the average rate paid on interest-bearing liabilities increased from 0.82% to 0.85%, primarily due to a higher rate on FHLB advances. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB advances was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.63% in 2015 when compared to 0.68% in 2014, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 28.4% to $321.4 million in 2015 (representing 26.2% of total average deposits), from $250.3 million in 2014 (representing 22.1% of total average deposits).

Year ended December 31, 2014 compared to year ended December 31, 2013

Our net interest income increased 33.1% to $55.7 million in 2014 from $41.8 million in 2013, primarily due to increased average balances of interest-earning assets and an improvement in the deposit mix, partially offset by a lower yield on interest-earning assets. Net interest margin in 2014 decreased to 4.28% from 4.34% in 2013.

Interest income increased 32.6% to $64.3 million in 2014 from $48.5 million in 2013, due to higher average balances of interest-earning assets, which were partially offset by lower average yields earned on these assets. In 2014, average interest-earning assets increased to $1.3 billion from $964.9 million in 2013, primarily due to growth in our loan portfolio resulting from organic loan originations and the full-year effect of the acquisition of First Community Bank of Southwest Florida, combined with increased liquidity driven by deposit growth, additional FHLB borrowings and our initial public offering. The yield on interest-earning assets decreased to 4.94% in 2014 from 5.03% in 2013, primarily due to a lower yield on loans (reflecting a higher effect of accretion income on acquired loans from First Community Bank of Southwest Florida in 2013) and to a higher share of cash as a percentage of average interest-earning assets. Average loans receivable as a percentage of average interest-earning assets decreased from 83.7% in 2013 to 83.4% in 2014, as a result of the Bank’s increased liquidity from deposit growth, additional FHLB borrowings and the initial public offering.

Interest expense increased 29.7% to $8.6 million in 2014 from $6.7 million in 2013, primarily due to a 24.9% increase in the average balance of interest-bearing liabilities, as the Bank grew its deposit base and borrowings to match its funding needs. In addition, the average rate paid on interest-bearing liabilities increased from 0.79% to 0.82%, primarily driven by an asset/liability management decision of the Bank to borrow longer term from the FHLB and use longer-term brokered time deposits to reduce exposure to increasing interest rates. The cost of interest-bearing deposits increased to 0.68% in 2014 compared to 0.66% in 2013, due to a higher share of time deposits and the use of brokered time deposits, as mentioned previously. Average noninterest-bearing deposits increased by 63.3% to $250.3 million in 2014 (representing 22.1% of total average deposits), from $153.3 million in 2013 (representing 17.4% of total average deposits), resulting in an improvement in the deposit mix of the Bank.

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Years Ended December 31,
	2015			2014			2013
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:

Loans receivable(2)	$1,318,460	$76,861	5.83%	$1,085,832	$63,351	5.83%	$807,173	$47,362	5.87%
Securities available for sale and other securities	250	12	4.56%	452	62	13.76%	45,379	698	1.54%
Federal funds sold and balances at Federal Reserve Bank	141,308	367	0.26%	207,010	523	0.25%	105,944	268	0.25%
Time deposits in other financial institutions	161	1	0.43%	-	-	0.00%	133	7	5.14%
FHLB stock	11,164	498	4.47%	8,779	374	4.26%	6,305	164	2.60%

Total interest-earning assets	1,471,343	77,739	5.28%	1,302,073	64,310	4.94%	964,934	48,499	5.03%
Noninterest-earning assets:
Cash and due from banks	37,298			39,209			37,940
Other assets(3)	145,724			122,203			104,924
Total noninterest-earning assets	183,022			161,412			142,864
Total assets	$1,654,365			$1,463,485			$1,107,798

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$270,325	3,100	1.15%	$350,592	3,809	1.09%	$262,140	2,948	1.12%
Money market	437,960	1,919	0.44%	351,844	1,526	0.43%	292,262	1,267	0.43%
Interest-bearing demand	156,539	579	0.37%	142,588	542	0.38%	139,331	544	0.39%
Savings	38,821	86	0.22%	38,323	86	0.22%	34,994	78	0.22%

Total interest-bearing deposits	903,645	5,684	0.63%	883,347	5,963	0.68%	728,727	4,837	0.66%
Other interest-bearing liabilities:
FHLB advances	228,724	3,895	1.70%	167,884	2,607	1.55%	112,097	1,753	1.56%
Other borrowings	-	-	0.00%	2,860	56	1.96%	3,000	60	2.00%

Total interest-bearing liabilities	1,132,369	9,579	0.85%	1,054,091	8,626	0.82%	843,824	6,650	0.79%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	321,401			250,268			153,276
Other liabilities	5,030			4,847			5,779
Stockholders’ equity	195,565			154,279			104,919
Total noninterest-bearing liabilities and stockholders’ equity	521,996			409,394			263,974
Total liabilities and stockholders’ equity	$1,654,365			$1,463,485			$1,107,798
Interest rate spread (taxable-equivalent basis)			4.43%			4.12%			4.24%
Net interest income (taxable-equivalent basis)		$68,160			$55,684			$41,849
Net interest margin (taxable-equivalent basis)			4.63%			4.28%			4.34%
Average interest-earning assets to average interest-bearing liabilities			129.9%			123.5%			114.4%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs, and other loan fees of $4.9 million, $2.4 million and $1.6 million in 2015, 2014 and 2013, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 and the year ended December 31, 2014 compared to the year ended December 31, 2013. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to average rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended December 31, 2015 Compared to
	Year Ended December 31, 2014
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$13,510	$-	$13,510
Securities available for sale and other securities	(20)	(30)	(50)
Federal funds sold and balances at Federal Reserve Bank	(176)	20	(156)
Time deposits in other financial institutions	1	-	1
FHLB stock	105	19	124
Total interest income(2)	13,420	9	13,429
Interest expense from deposits and borrowings:
Time deposits	(910)	201	(709)
Money market deposit accounts	357	36	393
Interest-bearing demand deposits	52	(15)	37
Savings deposits	-	-	-
FHLB advances	1,017	271	1,288
Other borrowings	(28)	(28)	(56)
Total interest expense	488	465	953
Change in net interest income	$12,932	$(456)	$12,476

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $4.9 million and $2.4 million in 2015 and 2014, respectively.

The $13.4 million increase in interest income when comparing 2015 to 2014 was primarily due to changes in loan volumes. The $953 thousand increase in interest expense when comparing 2015 to 2014 was primarily due to changes in volumes and rates of FHLB advances. Higher average balances and rates of FHLB advances increased interest expense $1.0 million and $271 thousand, respectively, for a total increase of $1.3 million. Partially offsetting the increase in interest expense due to FHLB advances was $279 thousand less in interest expense due to changes in interest-bearing deposit volumes and rates, which reflected an improvement in the deposit mix.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31, 2014 Compared to
	Year Ended December 31, 2013
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$16,313	$(324)	$15,989
Securities available for sale and other securities	(1,300)	664	(636)
Federal funds sold and balances at Federal Reserve Bank	255	-	255
Time deposits in other financial institutions	(4)	(3)	(7)
FHLB stock	80	130	210
Total interest income(2)	15,344	467	15,811
Interest expense from deposits and borrowings:
Time deposits	943	(82)	861
Money market deposit accounts	259	-	259
Interest-bearing demand deposits	12	(14)	(2)
Savings deposits	8	-	8
FHLB advances	865	(11)	854
Other borrowings	(3)	(1)	(4)
Total interest expense	2,084	(108)	1,976
Change in net interest income	$13,260	$575	$13,835

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $2.4 million and $1.6 million in 2014 and 2013, respectively.

The $15.8 million increase in interest income when comparing 2014 to 2013 was primarily due to changes in loan volumes and yields. The combined increase in the average volume of loans, net of the decline in the average rate on loans, increased interest income $16.0 million. The decline in interest income from securities available for sale and other securities was due to our decision to sell all of the securities in the available-for-sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

The $2.0 million increase in interest expense when comparing to 2014 to 2013 was primarily due to increases in volumes of deposits and FHLB advances. The increase in the average volume of deposits in 2014, as compared to 2013, was primarily due to organic deposit growth to match the Bank’s funding needs and to deposits acquired from First Community Bank of Southwest Florida. In addition, the average volume of FHLB advances increased due to funding needs. The slight decrease in the average rate on time deposits and FHLB advances in 2014, as compared to 2013, resulted from the rolling off of these instruments at a higher price.

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

Year ended December 31, 2015 compared to year ended December 31, 2014

Our provision for loan losses declined to $1.1 million for 2015 from $4.8 million for 2014. The provision for 2015 included $2.1 million of allowance for new loans funded year-to-date, $517 thousand in general reserves related to existing loans and a $65 thousand increase in specific reserves for impaired and purchased credit impaired loans, partially offset by $1.6 million in net recoveries (including a $484 thousand recovery related to our only Shared National Credit loan charged off in June 2014).

The provision for 2014 was primarily driven by $2.9 million of expense to replenish net charge offs (including the $4.0 million charge off of our only Shared National Credit on June 30, 2014 and $1.3 million in other charge-offs mainly related to acquired loans, partially offset by $2.4 million in gross recoveries, $147 thousand of which related to the Shared National Credit). Our provision for 2014 also included $1.6 million of allowance for new loans funded during 2014, an addition of $0.5 million to the general reserves related to existing loans (mainly driven by the adoption of the peer analysis and change in management adjustment factors related to C1 Bank originated loans during 2014, and partially offset by a reduction in the allowance for performing acquired loans as balances rolled off) and a $0.2 million reversal related to a change in specific reserves for impaired and purchased credit impaired loans.

Year ended December 31, 2014 compared to year ended December 31, 2013

Our provision for loan losses increased to $4.8 million in 2014 from $1.2 million in 2013. The provision for 2014 was primarily driven by $2.9 million of expense to replenish net charge offs (including the $4.0 million charge off of our only Shared National Credit on June 30, 2014 and $1.3 million in other charge-offs mainly related to acquired loans, partially offset by $2.4 million in gross recoveries). Our provision for 2014 also included $1.6 million of allowance for new loans funded during 2014, an addition of $0.5 million to the general reserves related to existing loans (mainly driven by the adoption of the peer analysis and change in management adjustment factors related to C1 Bank originated loans during 2014, and partially offset by a reduction in the allowance for performing acquired loans as balances rolled off) and a $0.2 million reversal related to a change in specific reserves for impaired and purchased credit impaired loans. Our provision for loan losses for 2013 was mainly driven by net charge-offs of $620 thousand and growth in originated loans during the period.

Noninterest Income

Noninterest income includes gains on sales of securities, gains on sales of loans, service charges and fees, bargain purchase gain, gains on sales of other real estate owned, net, bank-owned life insurance, mortgage banking fees and other noninterest income.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Noninterest income increased 26.7% to $9.8 million in 2015 from $7.7 million in 2014, primarily due to a $2.6 million gain on the sale of land (excess parking lots in Wynwood), a $670 thousand gain on the early redemption of FHLB advances (redeemed to adjust our liability duration mix and included in other noninterest income) and $733 thousand more in income from BOLI due to an additional $35.0 million investment completed in December 2014. Partially offsetting these increases in noninterest income were a $1.3 million decline in gains on sales of Small Business Administration (“SBA”) loans and a $307 thousand decline in gains on sales of OREO. The decrease in gains on sales of SBA loans was mainly a result of the lower volume of loans sold, which depends on multiple factors such as loan originations, mix between marketable and portfolio loans (depending on loan type, terms and market conditions) and funding timing for loans available to be sold. Noninterest income for 2014 included $241 thousand in gains on sales of securities.

The following table sets forth the components of noninterest income for the periods indicated:

	Years Ended December 31,
	2015	2014
	(in thousands)
Gains on sales of securities	$-	$241
Gains on sales of loans	1,219	2,532
Service charges and fees	2,383	2,240
Bargain purchase gain	-	48
Gains on sales of other real estate owned, net	742	1,049
Bank-owned life insurance	893	160
Mortgage banking fees	-	47
Gains (losses) on disposals of premises and equipment, net	2,590	(16)
Other noninterest income	1,974	1,437
Total noninterest income	$9,801	$7,738

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest income decreased to $7.7 million in 2014 from $21.6 million in 2013, primarily due to a $13.5 million bargain purchase gain and a $1.9 million gain on the early redemption of FHLB advances (included in other noninterest income) recorded in 2013. Gains on sales of loans increased to $2.5 million in 2014 from $1.2 million in 2013, and service charges and fees increased to $2.2 million in 2014 from $1.9 million in 2013. The increase in the gains on sales of loans was due primarily to a strong demand for SBA loans in the secondary market and the increase in service charges and fees was due primarily to the growth in deposit accounts and balances. Gains on sales of OREO increased $363 thousand, which reflected our continued effort to sell properties. These increases were offset in part by a $543 thousand decrease in mortgage banking fees, primarily due to the Bank exiting residential real estate loan originations for sale in the secondary market in early 2014.

The following table sets forth the components of noninterest income for the periods indicated:

	Years Ended December 31,
	2014	2013
	(in thousands)
Gains on sales of securities	$241	$305
Gains on sales of loans	2,532	1,169
Service charges and fees	2,240	1,898
Bargain purchase gain	48	13,462
Gains on sales of other real estate owned, net	1,049	686
Bank-owned life insurance	160	173
Mortgage banking fees	47	590
Gains (losses) on disposals of premises and equipment, net	(16)	(22)
Other noninterest income	1,437	3,387
Total noninterest income	$7,738	$21,648

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, other real estate owned expenses and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Year ended December 31, 2015 compared to year ended December 31, 2014

Noninterest expense increased 8.8% to $51.4 million in 2015 from $47.2 million in 2014. The increase was mainly due to higher salaries and employee benefits of $3.8 million (primarily related to growth in our average number of employees and incentive compensation expense) and merger related expenses of $2.6 million pursuant to the Agreement with OZRK. Also impacting the increase in noninterest expense were greater occupancy expense ($802 thousand), network services and data processing ($606 thousand), and furniture and equipment ($323 thousand), the higher amounts in each mainly related to the increased scale of our operations, including two additional banking centers since the end of 2014 (Doral and Fort Lauderdale). The increase in noninterest expense was partially offset by a reduction in OREO valuation allowance expense ($3.0 million), professional fees ($519 thousand), and loan collection expenses ($328 thousand). Lower OREO valuation allowance expense reflected that a smaller amount of write-downs were required on OREO properties and lower professional fees and loan collection expenses were due to less activity required relating to nonperforming assets.

The following table sets forth the components of noninterest expenses for the periods indicated:

	Years Ended December 31,
	2015	2014
	(in thousands)
Salaries and employee benefits	$22,192	$18,360
Occupancy expense	5,307	4,505
Furniture and equipment	2,989	2,666
Regulatory assessments	1,505	1,467
Network services and data processing	4,425	3,819
Printing and office supplies	269	389
Postage and delivery	320	255
Advertising and promotion	3,620	3,546
Other real estate owned related expense	1,930	2,168
Other real estate owned – valuation allowance expense	374	3,331
Amortization of intangible assets	288	498
Professional fees	2,401	2,920
Loan collection expenses	130	458
Merger related expenses	2,626	-
Other noninterest expense	2,996	2,850
Total noninterest expense	$51,372	$47,232

In 2015 and 2014, our efficiency ratio was 65.9% and 74.8%, respectively. The efficiency ratio for 2015 improved mainly due to higher net interest income and noninterest income (which included the $2.6 million gain on the sale of land and the $670 thousand gain on the early redemption of FHLB advances), despite the $2.6 million in merger related expense. We also closely track annualized revenue per employee and average assets per employee, as measures of efficiency. Annualized revenue per employee was $362 thousand in 2015 as compared to $319 thousand in 2014 and average assets per employee were $6.8 million in 2015 as compared to $6.5 million in 2014, which reflected our productivity gains and growth.

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest expense increased 10.8% to $47.2 million in 2014 from $42.6 million in 2013, primarily due to higher salaries and employee benefits ($1.3 million), occupancy expense ($875 thousand) and furniture and equipment ($825 thousand). The increase in noninterest expense in each of these areas related primarily to our acquisition of First Community Bank of Southwest Florida in 2013 and to the increased scale of our operations, including the opening of our banking centers in Miami, Sarasota, Coral Gables and Miami Beach in January, May, October and November 2014, respectively. OREO valuation allowance expense increased $1.6 million to $3.3 million in 2014 from $1.7 million in 2013. Included in the OREO valuation allowance expense for 2014 was $2.1 million in expenses due to appraisals of OREO associated with the purchase of First Community Bank of Southwest Florida. These properties were re-appraised to ensure that they continued to be held at the lower of cost or fair value at year-end 2014. These increases in noninterest expense were partially offset by a $1.0 million decrease in merger related expenses that were incurred in 2013 for the acquisition of First Community Bank of Southwest Florida.

The following table sets forth the components of noninterest expenses for the periods indicated:

	Years Ended December 31,
	2014	2013
	(in thousands)
Salaries and employee benefits	$18,360	$17,015
Occupancy expense	4,505	3,630
Furniture and equipment	2,666	1,841
Regulatory assessments	1,467	1,096
Network services and data processing	3,819	3,402
Printing and office supplies	389	481
Postage and delivery	255	256
Advertising and promotion	3,546	3,422
Other real estate owned related expense	2,168	2,163
Other real estate owned – valuation allowance expense	3,331	1,739
Amortization of intangible assets	498	434
Professional fees	2,920	2,785
Loan collection expenses	458	710
Merger related expenses	-	1,010
Other noninterest expense	2,850	2,653
Total noninterest expense	$47,232	$42,637

In 2014 and 2013, our efficiency ratio was 74.8% and 67.5%, respectively. The efficiency ratio was positively impacted in 2013 by the $13.5 million bargain purchase gain on the acquisition of First Community Bank of Southwest Florida. Annualized revenue per employee was $319 thousand in 2014 as compared to $332 thousand in 2013, impacted in 2013 by the $13.5 million bargain purchase gain on the acquisition of First Community Bank of Southwest Florida, while average assets per employee were $6.5 million in 2014 as compared to $5.2 million in 2013, which reflected our continued growth in the balance sheet.

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

Year ended December 31, 2015 compared to year ended December 31, 2014

In 2015, we recorded income tax expense of $11.1 million, compared to income tax expense of $4.7 million in 2014. The increase in income tax expense was primarily due to our greater income before taxes. The effective income tax rate was 43.7% for 2015, higher than the effective tax rate of 40.9% for 2014 mainly due to our nondeductible merger related expenses associated with the Agreement with OZRK, a $163 thousand audit related tax adjustment and $120 thousand in tax expense related to BOLI policies surrendered during 2015. As of December 31, 2015, the Company had Federal and state net operating loss carryforwards of approximately $3.2 million and $7.2 million, respectively. The Federal and state carryforwards begin to expire in 2029.

Year ended December 31, 2014 compared to year ended December 31, 2013

In 2014, we recorded income tax expense of $4.7 million, compared to income tax expense of $7.7 million in 2013. The decrease in income tax expense was primarily due to our lower income before taxes. The effective income tax rate was 40.9% for 2014, higher than the effective tax rate of 39.0% for 2013 mainly due to our nondeductible expenses representing a larger share of pre-tax income in 2014.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Year ended December 31, 2015 compared to year ended December 31, 2014

In 2015, our net income of $14.3 million, or $0.89 basic and diluted net income per common share, represented an ROAA of 0.87% and an ROAE of 7.33%. Our average equity-to-assets ratio (average equity divided by average total assets) in 2015 was 11.82%. For 2014, our net income of $6.7 million, or $0.48 basic and diluted net income per common share, represented an ROAA of 0.46% and an ROAE of 4.36%. Our average equity-to-assets ratio in 2014 was 10.54%.

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

Financial Condition

Our assets totaled $1.726 billion and $1.537 billion at December 31, 2015 and December 31, 2014, respectively. Loans receivable, net, as of December 31, 2015 and December 31, 2014 were $1.429 billion and $1.179 billion, respectively. Total deposits were $1.278 billion and $1.168 billion as of December 31, 2015 and December 31, 2014, respectively. Total liabilities, consisting of deposits, FHLB advances and other liabilities totaled $1.525 billion and $1.350 billion as of December 31, 2015 and December 31, 2014, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2015 were primarily due to organic growth.

Stockholders’ equity was $201.0 million and $186.6 million as of December 31, 2015 and December 31, 2014, respectively. The increase in stockholders’ equity in 2015 was due to $14.3 million of net income earned during 2015.

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

Loans by Portfolio Segment

The following table sets forth the carrying amounts of our loans by portfolio segment as of the dates indicated:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Real estate:

Residential	$303,644	21.0	$224,416	18.9	$196,238	18.7	$151,650	22.9	$161,172	29.4

Commercial	783,774	54.3	723,577	60.9	636,238	60.4	366,431	55.1	281,451	51.3

Construction	197,070	13.7	107,436	9.0	90,974	8.6	59,419	9.0	30,992	5.6

Total real estate	1,284,488	89.0	1,055,429	88.8	923,450	87.7	577,500	87.0	473,615	86.3

Commercial	63,635	4.4	75,360	6.3	85,511	8.1	66,828	10.1	54,454	9.9

Consumer	94,521	6.6	57,733	4.9	44,068	4.2	19,306	2.9	21,012	3.8

Total loans	1,442,644	100.0	1,188,522	100.0	1,053,029	100.0	663,634	100.0	549,081	100.0

Less:

Net deferred loan fees	(5,482)		(4,142)		(2,880)		(831)		(109)
Allowance for loan losses	(8,031)		(5,324)		(3,412)		(2,814)		(5,792)

Loans receivable, net	$1,429,131		$1,179,056		$1,046,737		$659,989		$543,180

As of December 31, 2015 and December 31, 2014, 89.0% and 88.8%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

As of December 31, 2015	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$49,192	$110,979	$143,473	$303,644
Commercial	123,767	356,141	303,866	783,774
Construction	99,652	59,599	37,819	197,070
Total real estate	272,611	526,719	485,158	1,284,488
Commercial	14,635	24,636	24,364	63,635
Consumer	5,833	79,301	9,387	94,521
Total loans	$293,079	$630,656	$518,909	$1,442,644

As of December 31, 2014	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$21,030	$76,262	$127,124	$224,416
Commercial	91,071	368,497	264,009	723,577
Construction	22,140	51,022	34,274	107,436
Total real estate	134,241	495,781	425,407	1,055,429
Commercial	20,325	32,425	22,610	75,360
Consumer	1,279	42,108	14,346	57,733
Total loans	$155,845	$570,314	$462,363	$1,188,522

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

As of December 31, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$97,746	$205,898	$303,644
Commercial	288,124	495,650	783,774
Construction	61,542	135,528	197,070
Total real estate	447,412	837,076	1,284,488
Commercial	22,010	41,625	63,635
Consumer	36,252	58,269	94,521
Total loans	$505,674	$936,970	$1,442,644

As of December 31, 2014	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$63,395	$161,021	$224,416
Commercial	306,928	416,649	723,577
Construction	31,569	75,867	107,436
Total real estate	401,892	653,537	1,055,429
Commercial	37,312	38,048	75,360
Consumer	10,522	47,211	57,733
Total loans	$449,726	$738,796	$1,188,522

As part of our asset/liability management strategy, we rarely offer fixed-rate loans with maturity above five years. As of December 31, 2015, 2.2% of our total loans (and 1.4% of the loans in our originated loan portfolio) were fixed rate with a maturity over five years. As of December 31, 2015, 64.9% of our total loans (and 63.0% of the loans in our originated loan portfolio) was made up of variable-rate loans. The fixed-rate portion of our originated portfolio had a weighted average time to maturity of 2.7 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and variable interest rate loans as of December 31, 2015:

As of December 31, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Maturity
One year or less	$104,468	$188,611	$293,079
One to five years	369,223	261,433	630,656
More than five years	31,983	486,926	518,909
Total loans	$505,674	$936,970	$1,442,644

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the year ended December 31, 2015, we originated a total of $548.6 million of new loans, including $469.3 million of real estate loans ($119.1 million, $190.2 million and $160.0 million of which were residential, commercial and construction real estate loans, respectively), $32.2 million of commercial loans, and $47.1 million of consumer loans. As of December 31, 2015, the average loan outstanding size in our originated portfolio was $1.1 million. For the year ended December 31, 2014, we originated a total of $488.7 million of new loans, including $432.0 million of real estate loans ($54.0 million, $213.1 million and $164.9 million of which were residential, commercial and construction real estate loans, respectively), $50.0 million of commercial loans, and $6.6 million of consumer loans.

The following table provides information on new loan originations for the periods indicated:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New loan originations
Real estate:
Residential	$119,062	21.7	$53,982	11.1
Commercial	190,192	34.7	213,124	43.5
Construction	160,012	29.2	164,923	33.8
Total real estate	469,266	85.6	432,029	88.4
Commercial	32,246	5.9	50,042	10.2
Consumer	47,121	8.5	6,596	1.4
Total loans	$548,633	100.0	$488,667	100.0

The total loan origination amount for 2015 reflected strong organic growth across our markets.

In addition to growing organically, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number and balance of loans outstanding after each transaction. Subsequently, these balances decline as these loans mature and are paid down. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of December 31, 2015 and December 31, 2014, the breakdown of our portfolio by originating bank was as follows:

	As of December 31, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$1,163,212	80.6	$840,275	70.7
Community Bank of Manatee	50,493	3.5	64,121	5.4
First Community Bank of America	110,532	7.7	136,476	11.5
The Palm Bank	18,895	1.3	24,073	2.0
First Community Bank of Southwest Florida	99,512	6.9	123,577	10.4
Total loans	$1,442,644	100.0	$1,188,522	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans that we believe to be of high quality and disposing of nonperforming assets as rapidly as possible. In total, our originated loan portfolio has experienced only $3.5 million in net losses since the December 2009 recapitalizing investment, of which $3.4 million related to the $4.0 million full charge-off of our only Shared National Credit in June 2014, net of $147 thousand in recoveries during the third quarter of 2014 and $484 thousand during 2015. See “—Overview of Recent Financial Performance and Trends”.

For certain acquired loans, there was evidence at acquisition of deterioration of credit quality since origination and it was probable at acquisition, that all contractually required payments would not be collected. The unpaid principal balance and carrying amount of these purchased credit impaired loans at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Unpaid principal balance	$33,637	$38,831
Carrying amount, net of allowance of $124 and $92	24,259	28,081

Accretable yield, or income expected to be collected was $1.8 million and $2.4 million at December 31, 2015 and December 31, 2014, respectively.

Foreign Outstandings to Brazil

We have made four commercial real estate loans to three Brazilian corporations, which at December 31, 2015 and December 31, 2014 in total exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances (including accrued interest) at December 31, 2015 and December 31, 2014, of $41.3 million and $44.0 million, representing 2.4% and 2.9% of our total assets, respectively. These loans to foreign borrowers were made in accordance with the credit policy and procedures in place at the time of origination. Two of these loans, which were made to one of the Brazilian borrowers, had a combined recorded investment of $17.5 million and are secured by a first lien on farmland appraised at $44.5 million (of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank), representing a 77% loan-to-value. The three main parcels of this collateral pool (representing 83% of the collateral) were appraised during 2014 and the rest in 2012. At December 31, 2015, these loans were included in the 60-89 days past due category and on nonaccrual status as we determined that the full timely collection of principal and interest was doubtful. The third loan, which was made to another Brazilian borrower, had a recorded investment of $17.5 million and is secured by a first lien on farmland appraised at $39.7 million during 2015, representing a 44% loan-to-value. This loan was included in the 60-89 days past due category as of December 31, 2015 and a payment was received in early February 2016, which brought the loan current to December 5, 2015. The final loan, which was made to the third Brazilian borrower, had a recorded investment of $6.3 million and is secured by closely held stock. This loan is current and paying as agreed. The Brazilian economy is experiencing negative growth, a material decline in the value of its currency, increasing rates of inflation, growing unemployment, banking strikes and higher interest rates; the country has been recently downgraded by two of the rating agencies to non-investment grade (junk) status. These macroeconomic trends coupled with a growing corruption scandal involving the government, state-owned enterprises and some of the largest private corporations have placed significant stress on the Brazilian economy and may affect the ability of our borrowers to repay their loans and the value of our underlying collateral. Exchange rate fluctuations may stress the debt service coverage of these borrowers and impact the U.S. dollar value of the collateral. We may be forced to modify these loans in an attempt to collect, which would increase our level of classified assets, would harm our earnings, negatively impact our capital, and which could increase regulatory scrutiny. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil.

In connection with our merger agreement with OZRK, we have agreed to use commercially reasonable efforts to hire a broker and conduct a marketing process to solicit offers for the purchase for cash of these Brazilian loans. For further information, see “The Brazilian Standby Purchase Agreement” in the C1 Financial Proxy Statement.

Nonperforming and Substandard Assets

Our nonperforming loans consist of loans that are on nonaccrual status, including nonperforming troubled debt restructurings. Loans graded as substandard but still accruing, which may include loans restructured as troubled debt restructurings, may be impaired and classified substandard. Troubled debt restructurings include loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of December 31, 2015, there were $36.0 million in nonperforming loans, an increase of $15.1 million (primarily due to the two nonaccrual commercial real estate loans to a Brazilian borrower discussed above) from the $20.9 million at December 31, 2014. If such nonperforming loans would have been current during the years ended December 31, 2015 and 2014, we would have recorded an additional $1.3 million and $1.1 million of interest income, respectively. No interest income from nonperforming loans was recognized for the years ended December 31, 2015 and 2014.

As of December 31, 2015 and December 31, 2014, we had no accruing loans that were contractually past due 90 days or more as to principal and interest. As of December 31, 2015, we had three troubled debt restructurings totaling $954 thousand and as of December 31, 2014, we had two troubled debt restructurings totaling $906 thousand.

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

Loans totaling $40.0 million and $28.3 million were classified substandard under the Bank’s policy at December 31, 2015 and 2014, respectively. The increase in December 31, 2015 when compared to December 31, 2014 was mainly due to the two nonaccrual commercial real estate loans to a Brazilian borrower discussed previously, partially offset by the work out of substandard loans as the Bank focuses its efforts in resolving nonperforming assets through foreclosure. The following tables set forth information related to the credit quality of our loan portfolio at December 31, 2015 and December 31, 2014:

As of December 31, 2015	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$294,790	$1,683	$7,171	$303,644
Commercial	716,519	35,746	31,509	783,774
Construction	195,468	877	725	197,070
Total real estate	1,206,777	38,306	39,405	1,284,488
Commercial	56,364	6,655	616	63,635
Consumer	94,381	130	10	94,521
Total loans	$1,357,522	$45,091	$40,031	$1,442,644

As of December 31, 2014	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$215,998	$2,405	$6,013	$224,416
Commercial	686,197	17,960	19,420	723,577
Construction	105,027	1,357	1,052	107,436
Total real estate	1,007,222	21,722	26,485	1,055,429
Commercial	73,321	311	1,728	75,360
Consumer	57,568	61	104	57,733
Total loans	$1,138,111	$22,094	$28,317	$1,188,522

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. We held $28.3 million of OREO as of December 31, 2015, a decline of $6.6 million from the $34.9 million as of December 31, 2014, mainly due to sales. Our ratio of total nonperforming assets to total assets was 3.73% at December 31, 2015 and 3.63% at December 31, 2014.

The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and OREO to total assets as of the dates indicated, and certain other related information:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands, except %)
Total nonperforming loans	$35,951	$20,894	$23,782	$23,315	$24,187
OREO	28,330	34,916	41,049	19,027	14,338
Total nonperforming loans as a percentage of total loans	2.49%	1.76%	2.26%	3.51%	4.40%
Total nonperforming assets as a percentage of total assets	3.73%	3.63%	4.90%	4.51%	5.28%
Total accruing loans over 90 days delinquent as a percentage of total assets	0.00%	0.00%	0.00%	0.00%	0.00%
Loans restructured as troubled debt restructurings	$954	$906	$980	$2,124	$2,952
Troubled debt restructurings as a percentage of total loans	0.07%	0.08%	0.09%	0.32%	0.54%

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

Our allowance for loan losses consists of two components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with Accounting Standards Codification 310, or ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 450 (“nonimpaired loans”). This component is calculated for all nonimpaired loans on a collective basis in accordance with ASC 450. For additional discussion on our calculation of the allowance for loan losses, see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses” and Note 1 in the notes to our audited financial statements.

The nonperforming loans related to acquired banks were marked to market and recorded at fair value at acquisition with no carryover of the allowance for loan losses. Therefore, our allowance for loan losses mainly reflects the general component allowance for performing loans originated by C1 Bank.

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands, except %)
Real estate:

Residential	$1,763	21.0	$820	18.9	$439	18.7	$523	22.9	$1,455	29.4

Commercial	4,007	54.3	3,423	60.9	1,860	60.4	1,337	55.1	1,969	51.3

Construction	1,206	13.7	416	9.0	241	8.6	251	9.0	1,233	5.6

Total real estate	6,976	89.0	4,659	88.8	2,540	87.7	2,111	87.0	4,657	86.3
Commercial	437	4.4	373	6.3	537	8.1	399	10.1	885	9.9
Consumer	618	6.6	292	4.9	335	4.2	304	2.9	250	3.8
Total allowance for loan losses	$8,031	100.0	$5,324	100.0	$3,412	100.0	$2,814	100.0	$5,792	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan loss at beginning of period	$5,324	$3,412	$2,814	$5,792	$3,984
Charge-offs:
Residential real estate	(119)	(304)	(506)	(3,094)	(927)
Commercial real estate	(3)	(430)	(940)	(752)	(939)
Construction	(7)	(51)	(120)	(1,763)	(29)
Commercial	(67)	(4,163)	(918)	(965)	(438)
Consumer	(64)	(347)	(180)	(240)	(179)
Total charge-offs	(260)	(5,295)	(2,664)	(6,814)	(2,512)
Recoveries:
Residential real estate	417	1,100	1,012	347	547
Commercial real estate	295	351	181	268	394
Construction	267	472	317	422	112
Commercial	710	414	330	355	352
Consumer	160	56	204	86	69
Total recoveries	1,849	2,393	2,044	1,478	1,474
Net (charge-offs) recoveries	1,589	(2,902)	(620)	(5,336)	(1,038)
Provision for loan losses	1,118	4,814	1,218	2,358	2,846
Allowance for loan loss at end of period	$8,031	$5,324	$3,412	$2,814	$5,792
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.12)%	0.27%	0.08%	0.88%	0.26%
Allowance for loan loss as a percentage of total loans at end of period	0.56	0.45	0.32	0.42	1.05
Allowance for loan loss as a percentage of nonperforming loans	22.34	25.48	14.35	12.07	23.95

Our allowance for loan losses to total loans increased to 0.56% at December 31, 2015 from 0.45% at December 31, 2014, while our allowance for loan losses to nonperforming loans declined to 22.34% at December 31, 2015 from 25.48% at December 31, 2014. Additionally, as a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $1.8 million, $2.4 million and $2.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Investment Securities

We did not carry any balance of investment securities as of December 31, 2015 and December 31, 2014 due to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

Bank-Owned Life Insurance

As of December 31, 2015 and December 31, 2014, we maintained investments in bank-owned life insurance of $37.3 million and $43.9 million, respectively, $35.0 million of which was purchased in December 2014. This purchase allowed us to deploy excess cash, has enhanced noninterest income and offset the rising costs of employee benefits. Included in the balance at December 31, 2015 and December 31, 2014 was $1.5 million and $8.9 million, respectively, relating to policies on former officers of an acquired bank, $7.5 million of which was surrendered during 2015. During the second quarter of 2015, we sent surrender notices for the remaining $1.5 million acquired polices. We expect to receive the proceeds within three to nine months.

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of December 31, 2015 and December 31, 2014 were $1.278 billion and $1.168 billion, respectively. Our growth in deposits in 2015 was due primarily to our organic growth efforts by our banking centers and marketing team to expand our client reach, including the opening of our branches in Doral and Fort Lauderdale in 2015.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Noninterest-bearing demand	$321,034	25.1	$278,543	23.9	$194,383	18.7	$108,862	14.3	$66,277	11.9
Interest-bearing demand	182,212	14.3	140,598	12.0	138,765	13.3	131,562	17.3	39,324	7.1
Money market and savings	494,943	38.7	435,105	37.3	362,591	34.8	277,775	36.6	222,477	39.9
Time	280,076	21.9	313,256	26.8	345,304	33.2	241,842	31.8	229,623	41.1

Total deposits	$1,278,265	100.0	$1,167,502	100.0	$1,041,043	100.0	$760,041	100.0	$557,701	100.0
Time Deposits
0.00 - 0.50%	$30,159	10.8	$25,294	8.1	$37,201	10.8	$29,760	12.3	$22,033	9.6
0.51 - 1.00%	44,421	15.9	77,480	24.7	94,229	27.3	54,237	22.4	45,640	19.9
1.01 - 1.50%	158,454	56.5	160,808	51.3	159,770	46.3	86,992	36.0	63,692	27.7
1.51 - 2.00%	28,233	10.1	27,813	8.9	23,652	6.8	28,963	12.0	37,982	16.5
2.01 - 2.50%	15,336	5.5	11,160	3.6	15,595	4.5	21,098	8.7	27,305	11.9
Above 2.50%	3,473	1.2	10,701	3.4	14,857	4.3	20,792	8.6	32,971	14.4

Total time deposits	$280,076	100.0	$313,256	100.0	$345,304	100.0	$241,842	100.0	$229,623	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of December 31, 2015
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$6,986	$10,019	$17,005
Over Three to Six	20,465	12,320	32,785
Over Six to Twelve	44,990	20,179	65,169
Over Twelve	97,115	68,002	165,117
Total	$169,556	$110,520	$280,076

	As of December 31, 2014
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$48,262	$22,535	$70,797
Over Three to Six	33,493	21,831	55,324
Over Six to Twelve	22,783	25,137	47,920
Over Twelve	79,180	60,035	139,215
Total	$183,718	$129,538	$313,256

As of December 31, 2015 and December 31, 2014, we had brokered deposits of $38.7 million and $17.0 million, respectively.

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or by entering into client purchase agreements. We also use these sources of funds as part of our asset/liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of December 31, 2015, we had $242.0 million outstanding in advances from the FHLB with the following average rates and maturities:

	As of December 31, 2015
	Amount	% of total	Average rate (%)
Maturity year:
2016	$45,000	18.6	1.31%
2017	12,000	5.0	2.13%
2018	45,000	18.6	1.52%
2019	45,000	18.6	1.98%
2020	85,000	35.1	1.85%
2023	10,000	4.1	2.70%
Total	$242,000	100.0	1.76%

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

As of December 31, 2015, we held cash equal to 10.4% of total deposits and borrowings due in less than 12 months, which represented approximately $5.2 million of excess cash above our target.

We intend to use our current excess liquidity and capital for general corporate purposes, including loan growth.

We are subject to various restrictions, such as limits on capital expenditures, loans and investments, under the Agreement with OZRK that apply during the period from November 9, 2015 until the consummation of the merger. For additional information, see “The Merger Agreement” in the C1 Financial Proxy Statement.

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

As of December 31, 2015 and December 31, 2014, we had an equity-to-assets ratio of 11.65% and 12.15%, respectively. As of December 31, 2015 and December 31, 2014, we had a Tier 1 capital to risk-weighted assets ratio of 13.32% and 14.33%, respectively, and a Tier 1 leverage ratio of 11.55% and 11.95%, respectively. The regulatory capital ratios as of December 31, 2015 were calculated under Basel III rules and the regulatory capital ratios as of December 31, 2014 and 2013 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of December 31, 2015, 2014 and 2013, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2015	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$208,426	13.85%	$120,369	8.00%	$	N/A	N/A
C1 Bank	198,316	13.19%	120,252	8.00%		150,315	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	90,277	6.00%		N/A	N/A
C1 Bank	190,286	12.66%	90,189	6.00%		120,252	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	67,707	4.50%		N/A	N/A
C1 Bank	190,286	12.66%	67,642	4.50%		97,705	6.50%
Tier 1 leverage ratio
C1 Financial, Inc.	200,396	11.55%	69,410	4.00%		N/A	N/A
C1 Bank	190,286	10.97%	69,376	4.00%		86,720	5.00%

December 31, 2014
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

December 31, 2013
Total capital to risk-weighted assets
C1 Financial, Inc.	$124,020	10.97%	$90,407	8.00%	$	N/A	N/A
C1 Bank	124,020	10.97%	90,407	8.00%		113,008	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	120,008	10.62%	45,203	4.00%		N/A	N/A
C1 Bank	120,008	10.62%	45,203	4.00%		67,805	6.00%
Tier 1 leverage ratio
C1 Financial, Inc.	120,008	9.36%	51,292	4.00%		N/A	N/A
C1 Bank	120,008	9.36%	51,292	4.00%		64,115	5.00%

During 2015, the Bank paid dividends of $12.0 million to the Company. At December 31, 2015, the Bank could have paid additional dividends to the Company of approximately $23.6 million without the prior consent and approval of its regulatory agencies.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $176.4 million and $189.0 million as of December 31, 2015 and December 31, 2014, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

Our off-balance sheet arrangements at December 31, 2015 and December 31, 2014 are summarized in the tables that follow:

	Amount of Commitment Expiration Per Period as of December 31, 2015
	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total Amounts Committed
	(in thousands)

Unused lines of credit	$10,386	$8,450	$2,892	$15,887	$37,615
Standby letters of credit	2,102	125	101	-	2,328
Commitments to fund loans	29,386	50,027	7,096	49,948	136,457
Total	$41,874	$58,602	$10,089	$65,835	$176,400

	Amount of Commitment Expiration Per Period as of December 31, 2014
	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total Amounts Committed
	(in thousands)

Unused lines of credit	$12,808	$10,778	$6,340	$9,704	$39,630
Standby letters of credit	-	1,473	67	-	1,540
Commitments to fund loans	17,080	65,402	26,838	38,559	147,879
Total	$29,888	$77,653	$33,245	$48,263	$189,049

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table represents the largest contractual obligations as of December 31, 2015:

	As of December 31, 2015
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total

Deposits without stated maturity	$998,189	$-	$-	$-	$998,189
Time deposits	114,959	106,718	54,184	4,215	280,076
FHLB and other borrowings	45,000	57,000	130,000	10,000	242,000
Operating lease obligations	1,037	1,834	1,807	10,866	15,544
Total	$1,159,185	$165,552	$185,991	$25,081	$1,535,809

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, at December 31, 2015, December 31, 2014 and December 31, 2013, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities. In the event we choose to delay adoption of future accounting pronouncements applicable to public companies, our consolidated financial statements as of a particular date and for a particular period in the future may not be comparable to the financial statements as of such date and for such period of a public company situated similarly to us that is neither an emerging growth company nor an emerging growth company that has opted out of the extended transition period. Such financial statements of the other company may be prepared in conformity with new or revised accounting standards then applicable to public companies, but not to private companies, while, if we are then in the extended transition period, our consolidated financial standards would not be prepared in conformity with such new or revised accounting standards. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

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

	As of and for Years Ended December 31,
	2015	2014	2013	2012	2011

Loan loss reserves
Allowance for loan losses	$8,031	$5,324	$3,412	$2,814	$5,792
Acquired performing loans discount	2,629	3,532	4,831	3,595	5,918
Total	$10,660	$8,856	$8,243	$6,409	$11,710
Loans receivable, gross	$1,442,644	$1,188,522	$1,053,029	$663,634	$549,081
Allowance for loan losses to total loans receivable	0.56%	0.45%	0.32%	0.42%	1.05%
Allowance plus performing loans discount to total loans receivable	0.74%	0.75%	0.78%	0.97%	2.13%

Efficiency ratio
Noninterest expense	$51,372	$47,232	$42,637	$33,963	$18,027
Taxable-equivalent net interest income	$68,160	$55,684	$41,849	$32,074	$21,200
Noninterest income	$9,801	$7,738	$21,648	$15,051	$5,238
Gains on sales of securities	-	(241)	(305)	(3,035)	(294)
Adjusted noninterest income	$9,801	$7,497	$21,343	$12,016	$4,944
Efficiency ratio	65.9%	74.8%	67.5%	77.0%	69.0%

Revenue and average assets per average number of employees
Interest income	$77,739	$64,310	$48,499	$38,201	$27,015
Noninterest income	9,801	7,738	21,648	15,051	5,238
Total revenue	$87,540	$72,048	$70,147	$53,252	$32,253
Total revenue annualized	$87,540	$72,048	$70,147	$53,252	$32,253
Total average assets	$1,654,365	$1,463,485	$1,107,798	$870,202	$559,522
Average number of employees	242	226	211	189	105
Revenue per average number of employees	$362	$319	$332	$282	$307
Average assets per average number of employees	$6,836	$6,476	$5,250	$4,604	$5,329

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$200,981	$186,638	$121,814	$96,447	$74,593
Less: Goodwill	(249)	(249)	(249)	(249)	-
Other intangible assets	(699)	(987)	(1,485)	(370)	(503)
Tangible stockholders' equity	$200,033	$185,402	$120,080	$95,828	$74,090

Common shares outstanding	16,101	16,101	12,217	10,649	9,614
Book value per share	$12.48	$11.59	$9.97	$9.06	$7.76
Tangible book value per share	12.42	11.51	9.83	9.00	7.71

Adjusted yield earned on loans
Reported yield on loans	5.83%	5.83%	5.87%	5.84%	6.34%
Effect of accretion income on acquired loans	(0.11)%	(0.18)%	(0.24)%	(0.34)%	(0.76)%
Adjusted yield on loans	5.72%	5.65%	5.63%	5.50%	5.58%

Adjusted rate paid on total deposits
Reported rate paid on total deposits	0.46%	0.53%	0.55%	0.70%	1.10%
Effect of premium amortization on acquired deposits	0.01%	0.01%	0.04%	0.10%	0.05%
Adjusted rate paid on total deposits	0.47%	0.54%	0.59%	0.80%	1.15%

Adjusted net interest margin
Reported net interest margin	4.63%	4.28%	4.34%	4.06%	4.15%
Effect of accretion income on acquired loans	(0.10)%	(0.15)%	(0.20)%	(0.26)%	(0.60)%
Effect of premium amortization on acquired
deposits and borrowings	(0.02)%	(0.04)%	(0.10)%	(0.17)%	(0.12)%
Adjusted net interest margin	4.51%	4.09%	4.04%	3.63%	3.43%

Average excess cash
Average total deposits	$1,225,046	$1,133,615	$882,003	$693,742	$440,369
Borrowings due one year or less	23,316	30,956	14,117	17,971	8,968
Total base for liquidity	$1,248,362	$1,164,571	$896,120	$711,713	$449,337
Minimum liquidity level (10% of base) (a)	$124,836	$116,457	$89,612	$71,171	$44,934
Average cash and cash equivalents (b)	178,606	246,219	143,884	78,755	39,101
Cash above liquidity level (b)-(a)	53,770	129,762	54,272	7,584	(5,833)
Less estimated short-term deposits	(17,017)	(24,961)	(4,251)	(725)	(187)
Average excess cash	$36,753	$104,801	$50,021	$6,859	$(6,020)

Tangible equity to tangible assets
Total stockholders' equity	$200,981	$186,638	$121,814	$96,447	$74,593
Less: Goodwill	(249)	(249)	(249)	(249)	-
Other intangible assets	(699)	(987)	(1,485)	(370)	(503)
Tangible stockholders' equity	$200,033	$185,402	$120,080	$95,828	$74,090

Total assets	$1,725,520	$1,536,691	$1,323,371	$938,066	$729,277
Less: Goodwill	(249)	(249)	(249)	(249)	-
Other intangible assets	(699)	(987)	(1,485)	(370)	(503)
Tangible assets	$1,724,572	$1,535,455	$1,321,637	$937,447	$728,774

Equity/Assets	11.65%	12.15%	9.20%	10.28%	10.23%
Tangible Equity/Tangible Assets	11.60%	12.07%	9.09%	10.22%	10.17%

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

Average excess cash represents the cash and cash equivalents in excess of our minimum liquidity level (defined as 10% of average total deposits plus borrowings due in one year or less), minus Company estimated short-term deposits. In 2015, based on an historical analysis, we changed our methodology for estimating short-term deposits, which reduced the results.

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

Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects minus 400, minus 300, minus 200, minus 100, 0, plus 100, plus 200, plus 300 and plus 400 basis point changes to evaluate our interest rate sensitivity and to determine whether specific action is needed to improve the current structure, either through economic hedges and matching strategies or by utilizing derivative instruments. In the current interest rate environment, management believes that the minus 200, minus 300 and minus 400 basis point scenarios are highly unlikely.

Based upon the current interest rate environment, as of December 31, 2015 and December 31, 2014, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of December 31, 2015
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(10.3)	(13.9)	$(43.8)	(19.7)
(300)	(8.6)	(11.5)	(33.5)	(15.1)
(200)	(6.0)	(8.1)	(21.5)	(9.7)
(100)	(2.7)	(3.6)	(7.3)	(3.3)
0	-	-	-	-
100	4.0	5.4	6.8	3.1
200	8.0	10.8	12.7	5.7
300	11.9	16.1	17.9	8.1
400	15.9	21.4	22.3	10.1

As of December 31, 2014
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(5.3)	(8.6)	$(38.5)	(18.5)
(300)	(4.7)	(7.7)	(35.2)	(16.9)
(200)	(2.6)	(4.2)	(25.1)	(12.1)
(100)	(0.4)	(0.7)	(9.6)	(4.6)
0	-	-	-	-
100	2.2	3.6	4.5	2.2
200	4.6	7.5	7.4	3.5
300	7.1	11.5	9.9	4.7
400	9.5	15.5	11.7	5.6

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event that the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of December 31, 2015, we were in compliance with all of the limits and policies established by management.

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

Item 8.   Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of C1 Financial, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatement due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria set forth in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

February 19, 2016

/s/ Trevor R. Burgess	/s/ Cristian A. Melej
Trevor R. Burgess	Cristian A. Melej
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

C1 Financial, Inc.

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of C1 Financial, Inc. as of December 31, 2015 and 2014, and the related consolidated income statements, statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

February 19, 2016

C1 Financial, Inc.

Consolidated Balance Sheets
December 31, 2015 and 2014

(Dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$137,259	$185,703
Time deposits in other financial institutions	248	-
Federal Home Loan Bank stock, at cost	11,668	9,224
Loans receivable (net of allowance of $8,031 at December 31, 2015 and $5,324 at December 31, 2014)	1,429,131	1,179,056
Premises and equipment, net	65,139	64,075
Other real estate owned, net	28,330	34,916
Bank-owned life insurance (BOLI)	37,275	43,907
Accrued interest receivable	4,641	3,490
Core deposit intangible, net	699	987
Prepaid expenses	5,613	5,243
Other assets	5,517	10,090
Total assets	$1,725,520	$1,536,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$321,034	$278,543
Interest bearing	957,231	888,959
Total deposits	1,278,265	1,167,502
Federal Home Loan Bank advances	242,000	178,500
Other liabilities	4,274	4,051
Total liabilities	1,524,539	1,350,053
Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 shares issued and outstanding at both December 31, 2015 and December 31, 2014	16,101	16,101
Additional paid-in capital	148,122	148,122
Retained earnings	36,758	22,415
Accumulated other comprehensive income	-	-
Total stockholders’ equity	200,981	186,638
Total liabilities and stockholders’ equity	$1,725,520	$1,536,691

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.
Consolidated Income Statements
Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)

	2015	2014	2013 (1)
Interest income
Loans, including fees	$76,861	$63,351	$47,362
Securities	12	62	705
Federal funds sold and other	866	897	432
Total interest income	77,739	64,310	48,499
Interest expense
Savings and interest-bearing demand deposits	2,584	2,154	1,889
Time deposits	3,100	3,809	2,948
Federal Home Loan Bank advances	3,895	2,607	1,753
Other borrowings	-	56	60
Total interest expense	9,579	8,626	6,650
Net interest income	68,160	55,684	41,849
Provision for loan losses	1,118	4,814	1,218
Net interest income after provision for loan losses	67,042	50,870	40,631
Noninterest income
Gains on sales of securities	-	241	305
Gains on sales of loans	1,219	2,532	1,169
Service charges and fees	2,383	2,240	1,898
Bargain purchase gain	-	48	13,462
Gains on sales of other real estate owned, net	742	1,049	686
Bank-owned life insurance	893	160	173
Mortgage banking fees	-	47	590
Gains (losses) on disposals of premises and equipment, net	2,590	(16)	(22)
Other noninterest income	1,974	1,437	3,387
Total noninterest income	9,801	7,738	21,648
Noninterest expense
Salaries and employee benefits	22,192	18,360	17,015
Occupancy expense	5,307	4,505	3,630
Furniture and equipment	2,989	2,666	1,841
Regulatory assessments	1,505	1,467	1,096
Network services and data processing	4,425	3,819	3,402
Printing and office supplies	269	389	481
Postage and delivery	320	255	256
Advertising and promotion	3,620	3,546	3,422
Other real estate owned related expense, net	1,930	2,168	2,163
Other real estate owned – valuation allowance expense	374	3,331	1,739
Amortization of intangible assets	288	498	434
Professional fees	2,401	2,920	2,785
Loan collection expenses	130	458	710
Merger related expense	2,626	-	1,010
Other noninterest expense	2,996	2,850	2,653
Total noninterest expense	51,372	47,232	42,637
Income before income taxes	25,471	11,376	19,642
Income tax expense	11,128	4,652	7,652
Net income	$14,343	$6,724	$11,990
Earnings per common share:
Basic	$0.89	$0.48	$1.08
Diluted	$0.89	$0.48	$1.08

(1) Per share amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Net income	$14,343	$6,724	$11,990
Other comprehensive income:
Unrealized gains/losses on available-for-sale securities:
Unrealized holding gains arising during the period	-	241	228
Reclassification adjustments for gains included in net income*	-	(241)	(305)
Tax effect*	-	-	29
Total other comprehensive income, net of tax	-	-	(48)
Comprehensive income	$14,343	$6,724	$11,942

*	Amounts for realized gains on available-for-sale securities are included in gains on sales of securities in the consolidated income statements. Income taxes associated with the unrealized holding gains arising during the period, net of the reclassification adjustments for gains included in net income, were $0, $0 and $29 for the years ended December 31, 2015, 2014 and 2013, respectively. The amounts related to income taxes on gains included in net income are included in income tax expense in the consolidated income statements.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	Preferred Stock Series E	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	$1,033	$9,616	$82,016	$3,738	$(4)	$48	$96,447
Issuance of common stock, net of costs of $0 (1,567,825 shares) (1)	-	1,568	11,894	-	-	-	13,462
Conversion of preferred stock to common stock (1)	(1,033)	1,033	-	-	-	-	-
Retirement of treasury stock (1)	-	-	(4)	-	4	-	-
Net income	-	-	-	11,990	-	-	11,990
Other	-	-	-	(37)	-	-	(37)
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Balance at December 31, 2013	-	12,217	93,906	15,691	-	-	121,814
Issuance of common stock, net of costs of $4,653 (3,884,034 shares) (1)	-	3,884	54,023	-	-	-	57,907
Net income	-	-	-	6,724	-	-	6,724
Other	-	-	193	-	-	-	193
Other comprehensive income	-	-	-	-	-	-	-
Balance at December 31, 2014	-	16,101	148,122	22,415	-	-	186,638
Net income	-	-	-	14,343	-	-	14,343
Other comprehensive income	-	-	-	-	-	-	-
Balance at December 31, 2015	$-	$16,101	$148,122	$36,758	$-	$-	$200,981

(1) Amounts have been restated to reflect the 7-for-1 reverse stock split completed on August 13, 2014. Please refer to Note 2 – Initial Public Offering for additional information related to the reverse stock split.

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities
Net income	$14,343	$6,724	$11,990
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,118	4,814	1,218
Depreciation	3,408	2,841	2,069
Net accretion of purchase accounting adjustments	(1,742)	(2,483)	(2,856)
Net amortization of securities	-	-	589
Accretion of loan discount	(438)	(270)	(383)
Amortization of other intangible assets	288	498	434
Increase in other real estate owned valuation allowance	374	3,331	1,739
Increase in cash surrender value of BOLI	(893)	(160)	(173)
Gains on sales of securities	-	(241)	(305)
Bargain purchase gain	-	(48)	(13,462)
Net change in deferred income tax expense (benefit)	(538)	(798)	5,660
Gains on sales of loans	(1,219)	(2,532)	(1,169)
Gains on sales of other real estate owned, net	(742)	(1,049)	(686)
(Gains) losses on disposals of premises and equipment, net	(2,590)	16	22
Gains on early redemption of Federal Home Loan Bank advances	(670)	-	(1,881)
Net change in other assets and liabilities:
Accrued interest receivable and other assets	3,590	(3,132)	(1,296)
Other liabilities	527	(1,622)	4,099
Net cash from operating activities	14,816	5,889	5,609
Cash flows from investing activities
Net change in time deposits in other financial institutions	(248)	-	249
Loan originations, net of repayments	(264,004)	(162,412)	(258,693)
Proceeds from loans sold	11,676	26,697	33,200
Proceeds from sales of other real estate owned	11,218	7,206	9,855
Proceeds from sales, calls and maturities of securities	-	996	130,562
Purchases of Federal Home Loan Bank stock	(5,030)	(1,958)	(4,868)
Proceeds from sales of Federal Home Loan Bank stock	2,586	944	2,248
Purchases of premises and equipment	(6,330)	(9,654)	(14,852)
Proceeds from sales of premises and equipment	4,448	6	1
Purchase of BOLI	-	(35,000)	-
Surrender of BOLI	7,467	-	-
Net cash transferred in bank acquisition	-	48	41,819
Net cash from investing activities	(238,217)	(173,127)	(60,479)
Cash flows from financing activities
Net proceeds from issuance of common stock	-	57,907	13,462
Net change in deposits	110,787	126,582	44,341
Repayment of Federal Home Loan Bank advances	(48,830)	(17,000)	(66,519)
Proceeds from Federal Home Loan Bank advances	113,000	45,000	130,000
Repayment of other borrowings	-	(3,000)	-
Net cash from financing activities	174,957	209,489	121,284
Net change in cash and cash equivalents	(48,444)	42,251	66,414
Cash and cash equivalents at beginning of the period	185,703	143,452	77,038
Cash and cash equivalents at end of the period	$137,259	$185,703	$143,452
Supplemental information:
Cash paid during the period for interest	$9,782	$9,002	$7,452
Cash paid during the period for income taxes	12,058	6,584	155
Non-cash items:
Transfers from loans to other real estate owned	4,264	3,355	6,829

See accompanying notes to the consolidated financial statements.

C1 Financial, Inc.

NOTES TO Consolidated FINANCIAL Statements

December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation The consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013 include C1 Financial, Inc. (“C1 Financial”) and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as the “Company”.

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

C1 Bank is a state chartered bank and is subject to the regulations of certain government agencies. During 2011, the Bank changed its name from Community Bank of Manatee to Community Bank & Company, and during 2012, the Bank changed its name to C1 Bank. The Bank provides a variety of banking services to individuals through its 32 offices and one loan production office which are located in ten counties (Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, Broward and Orange). Its primary deposit products are checking, money market, savings, and term certificate accounts, and its primary lending products are commercial real estate loans, residential real estate loans, commercial loans, and consumer loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on real estate values and general economic conditions.

As described in Note 3, on August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through an FDIC assisted transaction, consolidating substantially all of its assets and assuming all of the deposits.

The consolidated financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the reported periods, with all significant intercompany transactions eliminated. The accounting and reporting policies of the Company conform to GAAP. Certain account reclassifications have been made to the 2014 and 2013 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2014 or 2013 net income or stockholders’ equity.

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair value of other real estate owned, purchased credit impaired loans, deferred tax assets and fair values of financial instruments are particularly subject to change.

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

Concentration of Credit Risk: Most of the Bank’s business activity is with customers located within Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, Broward and Orange Counties. Therefore, the Bank’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Bank has made four commercial real estate loans to three Brazilian corporations which, at December 31, 2015 and 2014, exceeded 1% of total assets. These loans to Brazilian borrowers are secured by collateral outside of the U.S., and outstanding balances (including accrued interest) at December 31, 2015 and 2014 were $41,324 and $44,003, representing 2.4% and 2.9% of total assets, respectively. At December 31, 2015, two of these Brazilian loans with a combined recorded investment of $17,532 were included in the 60-89 days past due category and on nonaccrual status. The third Brazilian loan with a recorded investment of $17,473 was included in the 60-89 days past due category as of December 31, 2015 and a payment was received in February 2016, which brought the loan current to December 5, 2015. The final Brazilian loan with a recorded investment of $6,319 was current and paying as agreed at December 31, 2015.

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

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of nonpayment, or less than 90 days of nonpayment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due.

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

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. The Bank estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flow in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

All substandard commercial real estate, construction and commercial loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as residential real estate and consumer loans, may be collectively evaluated for impairment and, accordingly, not separately identified for impairment disclosures.

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

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of December 31, 2015, 19% of our loan portfolio consisted of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans.

This actual historical loss experience is supplemented with management adjustment factors based on the risks present for each portfolio segment (separated for originated and acquired loans), including: (i) levels of and trends in delinquencies and nonaccrual loans; (ii) trends in volume and terms of loans; (iii) changes in lending policies, procedures, and practices; (iv) experience, ability and depth of lending management and other relevant staff; (v) changes in the quality of the loan review system; (vi) changes in the underlying collateral; (vii) changes in competition, and the legal and regulatory environment; (viii) effects of changes in credit concentrations; and (ix) national and local economic trends and conditions. To determine the impact of these factors, management looks at external indicators such as unemployment rate, GDP growth, trends in consumer credit, real estate prices in the geographical areas where the Bank operates, information related to the other Florida banks, the competitive and regulatory environment, as well as internal indicators such as loan growth, credit concentrations and the loan review process. Each of the adjustment factors is graded on a scale from “significantly improved compared to historical period” to “significantly declined compared to historical period,” and historical loss rates are adjusted based on this assessment. If a factor is graded “same compared to historical period,” no adjustments are made to the historical loss experience for that specific pool and loan category with respect to such factor. In addition, a risk-rating adjustment factor is determined at the loan level based on the individual risk rating of each loan.

As of December 31, 2015, 81% of our loan portfolio consisted of loans originated by C1 Bank from 2010 to the present and, as such, may not be seasoned. Generally, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions.

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

This peer analysis affects the determination of our allowance for loan losses, as we use the higher of the actual losses and the outcome of the analysis as the input for the calculation of the general component of the allowance for loan losses for the C1 Bank originated loans. The peer analysis will be updated during the first quarter of each year and will be used as an element for the calculation of the allowance for loan losses during that specific year, until such time when we develop relevant loss history for C1 Bank originated loans. The purpose of using the highest of actual and peer analysis loss rates is to prevent relying on lower C1 Bank originated loan loss rates, which could actually be caused by an unseasoned portfolio and may not effectively capture the probable incurred losses in the C1 Bank originated loan portion of our portfolio.

During the first quarter of 2015, we updated the analysis applying the same statistical regression for the two and three year periods ending in 2014, and the result was used as an element to the calculation of the allowance for loan losses as of December 31, 2015.

We view this peer analysis as a short-term proxy until we develop additional loss history for the C1 Bank originated loans that approximate a full business cycle. The average business cycle length according to the National Bureau of Economic Research during the last 11 business cycles has been close to six years, and the FDIC defines seven years as a de novo period for extended supervisory activities for new charters (although we are not a de novo institution). At the end of 2015, our first loans (2010 vintage) were completing six years since origination, in line with the average U.S. business cycle and close to the seven-year de novo period defined by the FDIC. We expect our historical losses to become more representative as we get closer to this point.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when funded.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method with useful lives ranging from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the respective lease terms including reasonable renewal periods.

Costs of major additions and improvements are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Gains and losses on dispositions are included in current operations.

Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other Real Estate Owned: Other real estate owned (OREO) represents assets acquired through foreclosure or other proceedings. Foreclosed assets acquired are initially recorded at fair value at the date of foreclosure less estimated costs to sell, which establishes a new cost basis. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management to ensure that properties recorded in OREO are carried at the lower of cost or fair value less estimated costs of disposal. The OREO valuation allowance is adjusted as necessary. Expenses from the operations of OREO, net of rental income and changes in the OREO valuation allowance, are included in noninterest expense.

Bank-Owned Life Insurance: As part of a bank acquisition, the Bank acquired life insurance policies on certain executives of the acquired bank. The Bank also invested in separate account bank-owned life insurance in December 2014. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Included in the balance at December 31, 2015 was $1.5 million relating to policies on former officers of an acquired bank. During the second quarter of 2015, we sent surrender notices for these $1.5 million acquired polices. We expect to receive the proceeds within three to nine months.

Other Intangible Assets: Other intangible assets consist of the core deposit intangible arising from acquisitions by the Bank. These intangible assets are amortized on an accelerated method over their estimated useful life.

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

During 2014, the Board of Directors of the Company adopted an omnibus incentive plan, which reserved 1,000,000 shares of the Company’s common stock for the grant of awards to eligible employees. The omnibus incentive plan is scheduled to expire after ten years. As of December 31, 2015, there were no awards granted under the omnibus incentive plan.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters as of December 31, 2015 that will have a material effect on the financial statements.

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

  Recent Accounting Standards Adopted

Accounting Standards Update (“ASU”) 2014-04, “Receivables (Accounting Standards Codification (“ASC”) Topic 310) – Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs which is defined as when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires that the real property be recognized upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The Company adopted ASU No. 2014-04 effective January 1, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

  Recent Accounting Standards Newly Issued But Not Yet Effective

ASU 2014-09, "Revenue from Contracts with Customers” (ASC Topic 606). The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; with early adoption not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which defers the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

NOTE 3 – BUSINESS COMBINATIONS

On August 2, 2013, the Bank acquired First Community Bank of Southwest Florida through the FDIC. First Community Bank of Southwest Florida operations were included in the Bank’s income statement beginning August 3, 2013. Acquisition-related costs of approximately $831 were included in the Bank’s income statement as noninterest expense for the year ended December 31, 2013. The total value of the consideration paid to the Bank by the FDIC was $23,494 in cash. The purchase was part of the Bank’s overall strategy to grow and expand its market presence in Southwest Florida. The acquisition resulted in a bargain purchase gain of $12,387 as of acquisition date, primarily as a result of the bid price being below the fair value of the net assets acquired. After measurement period adjustments, the bargain purchase gain as of December 31, 2013 was $13,462.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the assets purchased and liabilities assumed were recorded at their estimated fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, involved significant judgment and assumptions. Due primarily to the significant amount of fair value adjustments, troubled condition, and regulatory constraints, historical results of First Community Bank of Southwest Florida were not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

NOTE 4—INTANGIBLE ASSETS

Acquired intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,572	$(1,873)	$2,572	$(1,585)

Amortization expense for 2015, 2014 and 2013 was $288, $498 and $434, respectively. Estimated amortization expense for each of the next five years is as follows:

2016	$200
2017	143
2018	104
2019	77
2020	57

NOTE 5 – INVESTMENT SECURITIES

The Bank had no securities available for sale as of December 31, 2015 and December 31, 2014 due to the decision to sell the entirety of the securities available for sale portfolio in 2013. This decision was based on the assessment that improving economic conditions could begin to put upward pressure on interest rates. This action eliminated the mark-to-market risk that holding the securities would have posed in a rising interest rate environment and allowed the excess funds to be redeployed into loans. During 2014, the Bank recorded gains on the sale of securities from an acquired bank.

Proceeds and gross gains and (losses) from the sale of securities available for sale for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Proceeds from sales of securities	$-	$996	$130,091
Gross gains	$-	$241	$576
Gross (losses)	-	-	(271)
Net gains on sales of securities	$-	$241	$305

NOTE 6 – LOANS

The following table provides information on the loan portfolio by portfolio segment at the dates indicated:

	December 31, 2015	December 31, 2014
Real estate
Residential	$303,644	$224,416
Commercial	783,774	723,577
Construction	197,070	107,436
Total real estate	1,284,488	1,055,429
Commercial	63,635	75,360
Consumer	94,521	57,733
Total loans, gross	1,442,644	1,188,522
Less:
Net deferred loan fees	(5,482)	(4,142)
Allowance for loan losses	(8,031)	(5,324)
Total loans, net	$1,429,131	$1,179,056

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

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2015:

Year Ended December 31, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$820	$3,423	$416	$373	$292	$5,324

Loans charged-off	(119)	(3)	(7)	(67)	(64)	(260)
Recoveries	417	295	267	710	160	1,849
Net recoveries	298	292	260	643	96	1,589

Provision (reversal of provision) for loan losses	645	292	530	(579)	230	1,118
Ending balance	$1,763	$4,007	$1,206	$437	$618	$8,031

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014:

Year Ended December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$439	$1,860	$241	$537	$335	$3,412

Loans charged-off	(304)	(430)	(51)	(4,163)	(347)	(5,295)
Recoveries	1,100	351	472	414	56	2,393
Net (charge-offs) recoveries	796	(79)	421	(3,749)	(291)	(2,902)

Provision (reversal of provision) for loan losses	(415)	1,642	(246)	3,585	248	4,814
Ending balance	$820	$3,423	$416	$373	$292	$5,324

On June 30, 2014, the Bank charged-off in-full its only loan under the Shared National Credit Program in the amount of $4.0 million. The Bank deemed the loan to be uncollectible in June 2014 and the full loan was charged off as the Bank believed that cash flow to repay the loan was collateral-dependent and other sources of repayment were no more than nominal. The value of the collateral, in this case closely held stock, was determined to be uncertain. Subsequently, the Bank collected $147 thousand of recoveries during the third quarter of 2014 and $484 thousand during 2015.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

Year Ended December 31, 2013	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$523	$1,337	$251	$399	$304	$2,814

Loans charged-off	(506)	(940)	(120)	(918)	(180)	(2,664)
Recoveries	1,012	181	317	330	204	2,044
Net (charge-offs) recoveries	506	(759)	197	(588)	24	(620)

Provision (reversal of provision) for loan losses	(590)	1,282	(207)	726	7	1,218
Ending balance	$439	$1,860	$241	$537	$335	$3,412

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2015:

December 31, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$156	$189	$125	$77	$-	$547
Purchased credit impaired loans	72	48	4	-	-	124
Total Specific Reserves	228	237	129	77	-	671
General Reserves	1,535	3,770	1,077	360	618	7,360
Total	$1,763	$4,007	$1,206	$437	$618	$8,031

Loans:
Individually evaluated for impairment	$3,550	$23,304	$177	$616	$10	$27,657
Purchased credit impaired loans	5,086	17,885	1,171	179	62	24,383
Collectively evaluated for impairment	295,008	742,585	195,722	62,840	94,449	1,390,604
Total ending loans balance	$303,644	$783,774	$197,070	$63,635	$94,521	$1,442,644

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2014:

December 31, 2014	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific Reserves:
Impaired Loans	$107	$339	$-	$68	$-	$514
Purchased credit impaired loans	46	37	8	-	1	92
Total Specific Reserves	153	376	8	68	1	606
General Reserves	667	3,047	408	305	291	4,718
Total	$820	$3,423	$416	$373	$292	$5,324

Loans:
Individually evaluated for impairment	$1,813	$5,395	$230	$1,013	$104	$8,555
Purchased credit impaired loans	6,580	19,360	1,480	687	66	28,173
Collectively evaluated for impairment	216,023	698,822	105,726	73,660	57,563	1,151,794
Total ending loans balance	$224,416	$723,577	$107,436	$75,360	$57,733	$1,188,522

The following table presents impaired loans individually evaluated for impairment by portfolio segment as of December 31, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken. The increase in the recorded investment was related to two commercial real estate loans secured by Brazilian farmland.

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Residential real estate	$3,079	$2,970	$-	$1,643	$1,464	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	2,886	2,595	-	4,346	4,000	-
Nonowner occupied	2,071	2,071	-	608	553	-
Secured by farmland	17,458	17,416	-	185	143	-
Construction	-	-	-	280	230	-
Commercial	639	440	-	1,007	777	-
Consumer	11	10	-	169	104	-
With allowance recorded:
Residential real estate	610	580	156	364	349	107
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	1,287	1,222	189	776	699	339
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	177	177	125	-	-	-
Commercial	204	176	77	314	236	68
Consumer	-	-	-	-	-	-

Total	$28,422	$27,657	$547	$9,692	$8,555	$514

Average impaired loans and related interest income for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,639	$4	$-	$1,053	$5	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	3,623	2	-	2,779	13	-
Nonowner occupied	789	-	-	720	1	-
Secured by farmland	4,461	-	-	1,312	17	-
Construction	43	-	-	95	-	-
Commercial	581	1	-	399	8	-
Consumer	4	-	-	76	-	-
With allowance recorded:
Residential real estate	560	-	-	486	7	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	971	12	-	1,773	21	-
Nonowner occupied	-	-	-	68	-	-
Secured by farmland	-	-	-	-	-	-
Construction	102	-	-	45	-	-
Commercial	180	5	-	693	12	-
Consumer	27	-	-	58	-	-

Total	$12,980	$24	$-	$9,557	$84	$-

Average impaired loans and related interest income for the year ended December 31, 2013 was as follows:

	Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,391	$6	$-
Commercial real estate
Multifamily	259	8	-
Owner occupied	3,459	60	-
Nonowner occupied	320	2	-
Secured by farmland	746	2	-
Construction	31	-	-
Commercial	359	8	-
Consumer	79	-	-
With allowance recorded:
Residential real estate	401	2	-
Commercial real estate
Multifamily	-	-	-
Owner occupied	702	15	-
Nonowner occupied	-	-	-
Secured by farmland	-	-	-
Construction	-	-	-
Commercial	691	5	-
Consumer	479	3	-

Total	$8,917	$111	$-

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$4,763	$-	$4,168	$-
Commercial real estate	30,457	-	14,582	-
Construction	177	-	449	-
Commercial	544	-	1,591	-
Consumer	10	-	104	-
Total	$35,951	$-	$20,894	$-

The increase in nonaccrual loans was related to two commercial real estate loans secured by Brazilian farmland. The reported amounts as of December 31, 2015 and December 31, 2014 include nonaccrual purchased credit impaired loans of $8,880 and $12,980, respectively. Purchased credit impaired loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015:

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$464	$118	$3,525	$4,107	$299,537	$303,644
Commercial real estate
Multifamily	-	-	-	-	33,950	33,950
Owner occupied	2,913	1,075	4,549	8,537	215,877	224,414
Nonowner occupied	3,043	799	2,211	6,053	467,323	473,376
Secured by farmland	-	34,349	143	34,492	17,542	52,034
Construction	424	-	177	601	196,469	197,070
Commercial	34	76	351	461	63,174	63,635
Consumer	141	-	-	141	94,380	94,521
Total	$7,019	$36,417	$10,956	$54,392	$1,388,252	$1,442,644

The increase in 60-89 days past due was related to commercial real estate loans secured by Brazilian farmland.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014:

December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$1,256	$165	$4,168	$5,589	$218,827	$224,416
Commercial real estate
Multifamily	356	-	-	356	32,545	32,901
Owner occupied	1,829	-	10,261	12,090	219,146	231,236
Nonowner occupied	2,593	-	4,178	6,771	392,831	399,602
Secured by farmland	-	-	143	143	59,695	59,838
Construction	85	-	449	534	106,902	107,436
Commercial	550	-	1,591	2,141	73,219	75,360
Consumer	49	48	104	201	57,532	57,733
Total	$6,718	$213	$20,894	$27,825	$1,160,697	$1,188,522

Troubled Debt Restructurings

The following table is a summary of troubled debt restructurings that were performing in accordance with the restructured terms at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	-	$-	-	$-
Commercial real estate
Multifamily	-	-	-	-
Owner occupied	1	513	1	532
Nonowner occupied	1	367	1	374
Secured by farmland	-	-	-	-
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	1	74	-	-
Total	3	$954	2	$906

As of December 31, 2015 and December 31, 2014, the Bank had no nonaccruing troubled debt restructurings and was not committed to lend any additional amounts to customers with outstanding loans that were classified as troubled debt restructurings.

There was one loan (a consumer loan with a recorded investment of $74) modified as a troubled debt restructuring during 2015. There were no loans modified as troubled debt restructurings during 2014.

There were no troubled debt restructurings that defaulted during 2015, 2014 or 2013. A troubled debt restructuring is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not meeting the criteria above include homogeneous loans, which include residential real estate and consumer loans. The credit quality indicators used for loans not meeting the criteria above are payment status and historical payment experience. As of December 31, 2015 and December 31, 2014, loans by risk category were as follows:

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$294,790	$1,683	$7,171	$-	$303,644
Commercial real estate
Multifamily	33,950	-	-	-	33,950
Owner occupied	203,155	12,278	8,981	-	224,414
Nonowner occupied	462,288	5,976	5,112	-	473,376
Secured by farmland	17,126	17,492	17,416	-	52,034
Construction	195,468	877	725	-	197,070
Commercial	56,364	6,655	616	-	63,635
Consumer	94,381	130	10	-	94,521
Total	$1,357,522	$45,091	$40,031	$-	$1,442,644

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$215,998	$2,405	$6,013	$-	$224,416
Commercial real estate
Multifamily	32,667	234	-	-	32,901
Owner occupied	205,078	11,059	15,099	-	231,236
Nonowner occupied	389,430	5,994	4,178	-	399,602
Secured by farmland	59,022	673	143	-	59,838
Construction	105,027	1,357	1,052	-	107,436
Commercial	73,321	311	1,728	-	75,360
Consumer	57,568	61	104	-	57,733
Total	$1,138,111	$22,094	$28,317	$-	$1,188,522

Both the increase in special mention and substandard loans were related to commercial real estate loans secured by Brazilian farmland.

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans at December 31, 2015 and December 31, 2014 was approximately $24,259 and $28,081, respectively.

The Bank maintained an allowance for loan losses of $124 and $92 at December 31, 2015 and December 31, 2014, respectively, for loans acquired with deteriorated quality. During the years ended December 31, 2015, 2014 and 2013, the Bank accreted $582, $652 and $284, respectively, into interest income on these loans. The remaining accretable discount was $1,804 at December 31, 2015 and $2,421 at December 31, 2014. The Bank did not transfer any nonaccretable discount on these loans during the periods presented.

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

The Bank has entered into transactions with certain directors, officers, significant stockholders and their affiliates. The aggregate amount of loans to such related parties at December 31, 2015 and 2014 was $2,677 and $2,520, respectively. During 2015 and 2014, loan additions were $708 and $2,493, respectively, and loan repayments were $551 and $786, respectively.

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	2015	2014	2013
Balance at beginning of period	$34,916	$41,049	$19,027
Acquired other real estate owned	-	-	26,101
Loans transferred to other real estate owned	4,264	3,355	6,829
Valuation allowance expense	(374)	(3,331)	(1,739)
Sales of other real estate owned	(10,476)	(6,157)	(9,169)
Balance at end of period	$28,330	$34,916	$41,049

Activity in the other real estate owned valuation allowance was as follows:

	2015	2014	2013
Balance at beginning of period	$4,850	$2,709	$1,520
Valuation allowance expense	374	3,331	1,739
Removals due to sales	(2,135)	(1,190)	(550)
Balance at end of period	$3,089	$4,850	$2,709

Expenses related to other real estate owned include:

	2015	2014	2013
Operating expenses, net of rental income	$1,930	$2,168	$2,163
Valuation allowance expense	374	3,331	1,739
Other real estate owned expense	$2,304	$5,499	$3,902

NOTE 8 – PREMISES AND EQUIPMENT

A summary of the Company’s premises and equipment and the total accumulated depreciation are as follows:

	December 31, 2015	December 31, 2014
Land	$15,208	$15,298
Buildings and improvements	43,043	38,104
Furniture, equipment and autos	15,590	12,937
Construction in progress	4,803	7,899
	78,644	74,238
Less: accumulated depreciation	(13,505)	(10,163)
Net book value	$65,139	$64,075

At December 31, 2015, the Bank was obligated under noncancelable operating leases for land and branch locations through the year 2056. These leases contain escalation clauses providing for increased rent based primarily on increases in real estate taxes, increases in the average consumer price index, or predetermined fixed rates. Rent expense, which is included in occupancy expense, was $1,740, $1,713 and $1,508 for the years ended December 31, 2015, 2014 and 2013, respectively.

The required minimum rental payments under the terms of the leases at December 31, 2015 for each of the next five years and thereafter are as follows:

2016	$1,037
2017	900
2018	934
2019	931
2020	876
Thereafter	10,866
$15,544

NOTE 9 – DEPOSITS

Deposit account balances are summarized as follows:

	December 31, 2015	December 31, 2014
Noninterest-bearing demand	$321,034	$278,543
Interest-bearing demand	182,212	140,598
Money market and savings	494,943	435,105
Time	280,076	313,256
	$1,278,265	$1,167,502

Time deposits maturing in years ending after December 31, 2015 are as follows:

2016	$114,959
2017	86,399
2018	20,319
2019	37,776
2020	16,408
Thereafter	4,215
$280,076

The aggregate amount of certificates of deposit that are $250 or more included in time deposits as of December 31, 2015 and 2014 was $36,555 and $26,277, respectively. As of December 31, 2015 and 2014, we had brokered deposits of $38,672 and $17,052, respectively. At December 31, 2015 and 2014, officers and directors of the Bank and entities in which they hold a financial interest had approximately $12,465 and $6,259 in deposits, respectively.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at year end were as follows:

	December 31, 2015	December 31, 2014
Fixed rate hybrid advance, 1.94%, due January 2015	$-	$5,000
Convertible, 4.62%, due October 2016	5,000	5,000
Convertible, 2.92%, due December 2017	6,000	6,000
Convertible, 2.76%, due February 2015	-	5,000
Convertible, 2.92%, due February 2015	-	5,000
Convertible, 3.66%, due July 2015	-	3,000
Fixed rate credit advance, 1.97%, due March 2015	-	1,000
Fixed rate credit advance, 1.87%, due May 2015	-	1,500
Fixed rate credit advance, 1.55%, due July 2015	-	1,000
Fixed rate hybrid advance, 1.58%, due October 2016	5,000	5,000
Fixed rate credit advance, 1.42%, due December 2016	5,000	5,000
Fixed rate hybrid advance, 1.19%, due May 2018	20,000	20,000
Fixed rate hybrid advance, 2.70%, due May 2023	10,000	10,000
Fixed rate credit advance, 0.83%, due July 2016	1,000	1,000
Fixed rate hybrid advance, 1.78%, due September 2018	20,000	20,000
Fixed rate hybrid advance, 0.92%, due September 2016	10,000	10,000
Fixed rate hybrid advance, 0.44%, due December 2015	-	13,000
Fixed rate hybrid advance, 1.80%, due December 2018	5,000	5,000
Fixed rate hybrid advance, 1.34%, due December 2017	6,000	6,000
Fixed rate hybrid advance, 0.82%, due December 2016	6,000	6,000
Fixed rate hybrid advance, 1.92%, due May 2019	15,000	15,000
Fixed rate hybrid advance, 1.99%, due August 2019	15,000	15,000
Fixed rate hybrid advance, 2.02%, due August 2019	15,000	15,000
Fixed rate hybrid advance, 1.88%, due January 2020	20,000	-
Fixed rate hybrid advance, 1.82%, due February 2020	20,000	-
Fixed rate hybrid advance, 1.59%, due April 2020	15,000	-
Fixed rate hybrid advance, 1.98%, due June 2020	30,000	-
Fixed rate credit advance, 0.45%, due February 2016	13,000	-
Total	$242,000	$178,500

As of December 31, 2015, the option to convert from a fixed rate to variable rate remains for the convertible advance with a fixed interest rate of 2.92% and due December 2017. The convertible advances are callable by the FHLB. Hybrid advances offer symmetrical prepayment and a one-time option to embed an interest rate cap or floor.

Maturities of FHLB advances for the next five years are as follows:

2016	$45,000
2017	12,000
2018	45,000
2019	45,000
2020	85,000
Thereafter	10,000
$242,000

NOTE 11 – SUBORDINATED DEBENTURES

The Bank sold $3,000 of nonconvertible capital debentures to a single institution in 2005. The debentures had a stated maturity of ten years. The interest rate was fixed for the first five years of the life of the debentures, and variable (1.7% over the 3-month LIBOR) for the final five years. The debentures were unsecured and subordinate in right of payment to the Bank’s obligation to its depositors and to the Bank’s other obligations to its creditors. The debentures were included in other borrowings on the balance sheet. The debentures were callable by the Bank after five years at par in whole or in part on any coupon date. The debentures were called by the Bank in December 2014.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

December 31, 2015	Fixed	Variable	Total
Unused lines of credit	$8,275	$29,340	$37,615
Standby letters of credit	2,294	34	2,328
Commitments to fund loans	9,207	127,250	136,457
Total	$19,776	$156,624	$176,400

December 31, 2014	Fixed	Variable	Total
Unused lines of credit	$3,549	$36,081	$39,630
Standby letters of credit	1,358	182	1,540
Commitments to fund loans	22,986	124,893	147,879
Total	$27,893	$161,156	$189,049

There were $63 and $0 in standby letters of credit to related parties at December 31, 2015 and 2014.

NOTE 13 – FAIR VALUES

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

The Company had no assets or liabilities measured at fair market value on a recurring basis at December 31, 2015 and December 31, 2014.

The fair values of impaired loans with specific allocations of the allowance for loan losses and other real estate owned are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2015 and December 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair values of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy and are measured on a nonrecurring basis.

The following tables present assets reported on the balance sheet at their fair value by level within the fair value hierarchy as of December 31, 2015 and December 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of assets measured on a nonrecurring basis was as follows at December 31, 2015:

	December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired Loans
Residential real estate	$-	$-	$424
Commercial real estate	-	-	1,033
Construction	-	-	52
Commercial	-	-	99
Consumer	-	-	-
Total Impaired Loans	-	-	1,608
Other real estate owned
Residential	-	-	1,336
Commercial	-	-	7,354
Total other real estate owned	-	-	8,690
Total	$-	$-	$10,298

Impaired loans, which had a specific allowance for loan losses allocated, had a fair value of $1,608 (recorded investment of $2,155 with a valuation allowance of $547) at December 31, 2015, which reflected a provision for loan losses of $37 for the year ended December 31, 2015.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $8,690 (recorded investment of $11,779, net of a valuation allowance of $3,089) at December 31, 2015, which reflected write-downs of $374 for the year ended December 31, 2015.

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

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at December 31, 2015 and December 31, 2014, resulting in a Level 1 classification in the fair value hierarchy. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, resulting in a Level 2 classification in the fair value hierarchy.

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

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at December 31, 2015 and December 31, 2014.

The estimated fair values of the Bank’s financial assets and liabilities at December 31, 2015 and December 31, 2014 approximated as follows:

		Fair Value Measurement at December 31, 2015 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$137,259	$137,259	$-	$-
Loans, net	1,429,131	-	-	1,431,551
Accrued interest receivable	4,641	-	-	4,641
Financial liabilities
Deposits	$1,278,265	$998,189	$280,570	$-
Federal Home Loan Bank advances	242,000	-	243,460	-
Accrued interest payable	145	-	145	-

		Fair Value Measurement at December 31, 2014 Using:
	Carrying amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$185,703	$185,703	$-	$-
Loans, net	1,179,056	-	-	1,177,725
Accrued interest receivable	3,490	-	-	3,490
Financial liabilities
Deposits	$1,167,502	$854,246	$314,201	$-
Federal Home Loan Bank advances	178,500	-	178,162	-
Accrued interest payable	235	-	235	-

NOTE 14 – INCOME TAX MATTERS

The income tax expense included in operations consisted of the following:

	2015	2014	2013
Current provision
Federal	$9,986	$4,635	$1,685
State	1,680	815	307
Total	11,666	5,450	1,992

Deferred provision
Federal	(440)	(633)	4,856
State	(98)	(165)	804
Total	(538)	(798)	5,660

Total provision
Federal	9,546	4,002	6,541
State	1,582	650	1,111
Income tax expense	$11,128	$4,652	$7,652

The net deferred tax asset consisted of the following:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss and credit carryforward	$1,390	$1,628
Allowance for loan losses	3,098	2,054
Accrued expenses	209	206
Other real estate owned	1,191	1,988
Nonaccrual loan interest	874	447
Other	150	170
	6,912	6,493

Deferred tax liabilities:
Bargain purchase gain	(2,161)	(2,714)
Depreciation	(2,812)	(2,609)
Net deferred loan costs	(339)	(406)
Purchase accounting adjustments	(263)	(197)
Prepaid expenses	(452)	-
Other	(200)	(420)
	(6,227)	(6,346)

Net deferred tax asset	$685	$147

At December 31, 2015, the Company had Federal and state net operating loss carryforwards of approximately $3,232 and $7,233, respectively. The Federal and state carryforwards begin to expire in 2029. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015 and 2014, no valuation allowance for deferred taxes was recorded as management believed it was more likely than not that the deferred tax assets would be realized.

The effective tax rate differed from the Federal statutory rate of 35% for 2015 and 2014 and 34% for 2013 applied to income before taxes due to the following:

	2015	2014	2013
Federal statutory rate times financial statement income	$8,915	$3,982	$6,678
Effect of:
State taxes	1,028	423	733
Meals and entertainment	276	228	176
Merger related expenses	870	-	-
BOLI income	(263)	-	-
Other, net	302	19	65
Total	$11,128	$4,652	$7,652

At December 31, 2015, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. Federal income tax as well as income tax of the state of Florida. Included in income tax expense for 2015 was a $163 adjustment related to a completed Internal Revenue Service tax audit for 2012 and 2013, and $120 in tax expense related to BOLI policies surrendered during 2015.

NOTE 15 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options). There were no antidilutive common stock equivalents during the periods presented.

The following table provides information on the calculation of earnings per common share for the periods indicated:

	2015	2014	2013
Basic
Net Income	$14,343	$6,724	$11,990

Weighted average shares of common stock outstanding	16,100,966	14,112,443	11,108,040

Basic earnings per common share	$0.89	$0.48	$1.08

Diluted
Net Income	$14,343	$6,724	$11,990

Weighted average shares of common stock outstanding	16,100,966	14,112,443	11,108,040

Add: Dilutive effect of common stock equivalents	-	-	15,786

Average shares and dilutive potential common shares	16,100,966	14,112,443	11,123,826

Diluted earnings per common share	$0.89	$0.48	$1.08

NOTE 16 – REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Bank’s primary federal regulator, the FDIC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank’s financial statements. Under the U.S. Basel III Capital Rules and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

As of January 1, 2015, the U.S. Basel III Capital Rules require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), or leverage ratio. As of December 31, 2015, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject. Additionally, as permitted under the U.S. Basel III Capital Rules, in March 2015 the Bank opted out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under the U.S. Basel I rules.

To qualify as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based (2015) and Tier 1 leverage capital ratios as set forth in the table below. As of December 31, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain of our foreign national controlling stockholders, including but not limited to being prohibited from incurring additional debt to any third party without prior approval from the Federal Reserve.

The Company’s and Bank's actual and required capital ratios as of December 31, 2015 and December 31, 2014 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets
C1 Financial, Inc.	$208,426	13.85%	$120,369	8.00%	$	N/A	N/A
C1 Bank	198,316	13.19%	120,252	8.00%		150,315	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	90,277	6.00%		N/A	N/A
C1 Bank	190,286	12.66%	90,189	6.00%		120,252	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	67,707	4.50%		N/A	N/A
C1 Bank	190,286	12.66%	67,642	4.50%		97,705	6.50%
Tier 1 capital to average assets
C1 Financial, Inc.	200,396	11.55%	69,410	4.00%		N/A	N/A
C1 Bank	190,286	10.97%	69,376	4.00%		86,720	5.00%

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets
C1 Financial, Inc.	$190,712	14.74%	$103,532	8.00%	$	N/A	N/A
C1 Bank	190,019	14.68%	103,523	8.00%		129,404	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	185,388	14.33%	51,766	4.00%		N/A	N/A
C1 Bank	184,695	14.27%	51,762	4.00%		77,642	6.00%
Tier 1 capital to average assets
C1 Financial, Inc.	185,388	11.95%	62,049	4.00%		N/A	N/A
C1 Bank	184,695	11.91%	62,045	4.00%		77,556	5.00%

During 2015, the Bank paid dividends of $12.0 million to the Company. At December 31, 2015, the Bank could have paid additional dividends to the Company of approximately $23.6 million without the prior consent and approval of its regulatory agencies.

NOTE 17 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following tables provide condensed financial information for the Parent Company of C1 Financial, Inc.

Condensed Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$8,514	$505
Investment in subsidiary	190,870	185,945
Other assets	2,331	188
Total assets	$201,715	$186,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$734	$-
Stockholders’ equity	200,981	186,638
Total liabilities and stockholders’ equity	$201,715	$186,638

Condensed Income Statements

	2015	2014
Dividends from subsidiary	$12,000	$-
Other noninterest expense	(2,643)	-
Income before income taxes and equity in undistributed net income of subsidiary	9,357	-
Income tax benefit	61	-
Income before equity in undistributed net income of subsidiary	9,418	-
Equity in undistributed net income of subsidiary	4,925	6,724
Net income	$14,343	$6,724
Comprehensive income	$14,343	$6,724

Condensed Statements of Cash Flows

	2015	2014
Cash flows from operating activities
Net income	$14,343	$6,724
Adjustments to reconcile net income to net cash from operating activities:

Equity in undistributed net income of subsidiary	(4,925)	(6,724)
Net change in other assets	(2,143)	-
Net change in other liabilities	734	-
Net cash from operating activities	8,009	-
Cash flows from investing activities
Investment in subsidiary	-	(57,407)
Net cash from investing activities	-	(57,407)
Cash flows from financing activities
Net proceeds from issuance of common stock	-	57,907
Other	-	5
Net cash from financing activities	-	57,912
Net change in cash and cash equivalents	8,009	505
Cash and cash equivalents at beginning of the period	505	-
Cash and cash equivalents at end of the period	$8,514	$505

NOTE 18 - MERGER

On November 9, 2015, C1 Financial and its wholly owned bank subsidiary, C1 Bank, entered into a definitive agreement and plan of merger (“Agreement”) with Bank of the Ozarks, Inc. (“OZRK”) and its wholly owned bank subsidiary, Bank of the Ozarks (“Ozarks Bank”), whereby, subject to the terms and conditions of the Agreement, C1 Financial will merge with and into OZRK with OZRK surviving the merger in an all-stock transaction valued at approximately $402.5 million, or approximately $25.00 per share of C1 Financial common stock, subject to potential adjustments as described in the Agreement.

Subject to the terms and conditions of the Agreement, each holder of outstanding shares of common stock of C1 Financial will receive shares of common stock of OZRK. The number of OZRK shares to be issued will be determined based on OZRK’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum and maximum stock price of $39.79 to $66.31, respectively. The consideration payable to C1 Financial shareholders is subject to downward adjustment on a dollar-for-dollar basis if the net book value of C1 Financial is less than $174 million as of the business day that, subject to adjustment as set forth in the Agreement, is closest to ten calendar days prior to the closing date and is subject to an upward adjustment if certain Brazilian loans of C1 Bank are sold at a price above a specified amount. The potential adjustments described in the immediately preceding sentence are not expected to result in any material change to the consideration payable and are described in the Agreement.

We are subject to various restrictions, such as limits on capital expenditures, loans and investments, under the Agreement with OZRK that apply during the period from November 9, 2015 until the consummation of the merger. For additional information, see “The Merger Agreement” in the C1 Financial Proxy Statement.

Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders and are described in the Agreement. Although there can be no assurance, the transaction is expected to close late in the first quarter or in the second quarter of 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors Serving until the 2016 Annual Meeting of Stockholders

Phillip L. Burghardt (age 68). Mr. Burghardt is a founding director of the Bank and has served as a director of the board of directors of the Company (the “Board”) since its inception in July 2013. Mr. Burghardt is Chair of the Board’s Audit Committee and Nominating and Corporate Governance Committee, and a member of the Board’s Executive Compensation Committee. Mr. Burghardt is a master electrician and former co-owner of PDG Electric. After selling PDG Electric in 2002, he became a private investor. Mr. Burghardt has also served as director of the Manasota Industrial Council, the Manatee Chamber of Commerce and the Economic Development Council of the Chamber. Mr. Burghardt provides strong investment and business management skills to the Board and valuable experience gained from owning and leading a successful business in the local community. His brother, Brian D.Burghardt, is also a director.

Robert P. Glaser (age 62). Mr. Glaser has served as a director of the Bank since 2011 and as a director of the Company since its inception in July 2013. Mr. Glaser is a member of the Board’s Enterprise Risk Management Committee. He has served as the President of Smith & Associates Real Estate since 1985 as well as the Chief Executive Officer since 1979. Mr. Glaser has nearly 30 years of real estate experience, managing Tampa Bay’s number one independent real estate company. Mr. Glaser provides strong real estate investment skills to our board of directors and valuable experience gained from leading large real estate investments in the community and throughout the world.

Neil D. Grossman (age 58). Mr. Grossman has served as a director of the Bank since 2012 and as a director of the Company since its inception in July 2013. Mr. Grossman is Chair of the Board’s ALCO & Investment Committee, and a member of the Board’s Audit Committee and Enterprise Risk Management Committee. He is a Co-Founder and Chief Investment Officer of TKNG Capital Partners, LLC since 2003. Mr. Grossman has spent the last two decades in the financial industry working as a proprietary trader, asset manager and market-maker. In particular, he has traded liquid products in major markets around the globe. Mr. Grossman’s experience includes positions in the Investment Office of JPMorgan Chase where, as an Executive Director, he ran a Proprietary Trading Group that focused on global rates and currencies, and the Central Bank of Norway, where he served as Senior Portfolio Manager. Earlier in his career he was a lawyer representing financial services companies, including banks. Mr. Grossman received his J.D. from the Columbia University School of Law, and an M.S. and B.S. in Fluid Dynamics from the Columbia University School of Engineering and Applied Science. Mr. Grossman provides strong financial analysis and risk management skills to our board of directors and valuable experience gained from more than two decades as an investment professional.

Directors Serving until the 2017 Annual Meeting of Stockholders

Trevor R. Burgess (age 43). Mr. Burgess has served as the Chief Executive Officer and Director of the Company since its inception in July 2013, as the Chief Executive Officer of the Bank since April 1, 2012 and as President of the Company and the Bank since October 2014. Mr. Burgess joined the Bank in December 2009 as a member of its board of directors. Mr. Burgess has been responsible for the management of the Bank since his election as a director in December 2009. Mr. Burgess is Chair of the Board’s Enterprise Risk Management Committee and a member of the Board’s Executive Compensation Committee, Nominating and Corporate Governance Committee and ALCO & Investments Committee. Mr. Burgess was named the 2014 American Banker Community Bank of the Year. In 2013, he was named the Ernst & Young Florida Entrepreneur of the Year in the Financial Services Category. Mr. Burgess is a co-inventor of the technology for which the Bank has filed ten patent applications. Prior to joining the Bank, Mr. Burgess gained an extensive finance background working as a Managing Director for Morgan Stanley & Co. LLC, where, among other responsibilities, he executed initial public offerings and other capital raising transactions as an investment banker in the Equity Capital Markets division. Prior to his nearly ten years at Morgan Stanley, Mr. Burgess also worked as a management consultant at Monitor Company. He earned his bachelor’s degree from Dartmouth College in 1994. Mr. Burgess’ position as Chief Executive Officer allows him to advise the board of directors on management’s perspective over a full range of issues affecting the Company.

Marcelo Faria de Lima (age 54). Mr. Lima has served as a director of the Bank since December 2009 and as a director of the Company since its inception in July 2013. Mr. Lima is Chair of the Board’s Executive Compensation Committee and a member of the Board’s Enterprise Risk Management Committee, Nominating and Corporate Governance Committee and ALCO & Investments Committee. Mr. Lima is an entrepreneur with interests in companies located in the United States, Brazil, Mexico, Turkey, Denmark, Portugal and Russia. Mr. Lima started his career as a commercial banker working for ABN Amro Bank in Brazil and Chicago from 1989 to 1996 before working as an investment banker for Donaldson, Lufkin and Jenrette between 1998 and 2000 and Garantia between 1996 and 1998. He graduated from Pontificia Universidade Catolica do Rio de Janeiro in 1985. Mr. Lima provides strong banking and finance skills to our board of directors and valuable experience gained from a career as a banking and investment professional.

William H. Sedgeman, Jr. (age 74). Mr. Sedgeman has served as a member of the board of directors of the Company and as the Chairman of the board of directors since the Company’s inception in July 2013. He also serves as Senior Advisor to the Bank. He previously served as the Company’s and the Bank’s Senior Lender and West Florida Market Manager, overseeing the Bank’s West Florida lending team. Mr. Sedgeman has served as a director of the Bank and its predecessor bank since 1995, served as the President of the Bank from 1995 to 1997 as well as Chief Executive Officer of the Bank from 1995 to 2012. In 1995, he founded Community Bank of Manatee, the predecessor to C1 Bank (his second start-up bank) with nine other local business leaders. Prior to joining the Bank, Mr. Sedgeman spent 35 years as a banker in Florida. Mr. Sedgeman received his Bachelor of Arts degree from Harvard College in 1964 and graduated from the Rutgers University Graduate School of Banking in 1980. Mr. Sedgeman provides strong lending and credit analysis skills to our board of directors and valuable experience gained from spending over 40 years as a banker in Florida.

Ryan L. Snyder (age 36). Mr. Snyder has served as a director of the Company since July 2014. Mr. Snyder is a member of the Board’s Enterprise Risk Management Committee. He is the owner and principal attorney of Snyder Law Group, P.A., a law firm that Mr. Snyder founded in 2005. Mr. Snyder received his J.D. from Stetson University College of Law in 2004, and a Bachelor’s Degree from the University of North Carolina in 2002. Mr. Snyder provides strong legal expertise to our board of directors, particularly in the areas of real estate and foreclosure law.

Directors Serving until the 2018 Annual Meeting of Stockholders

Brian D. Burghardt (age 72). Mr. Burghardt is a founding director of the Bank and has served as a director of the Company since its inception in July 2013. Mr. Burkhardt is a member of the Board’s ALCO & Investments Committee. He is a master electrician and former co-owner of PDG Electric, an electrical contractor in Manatee County. After selling PDG Electric in 2002, he became a private investor. Mr. Burghardt provides strong business management skills to our board of directors and valuable experience gained from owning and leading a successful business in the local community. His brother, Phillip L. Burghardt, is also a director.

Duane L. Moore (age 77). Mr. Moore is a founding director of the Bank and has served as a director of the Company since its inception in July 2013. Mr. Moore is a member of the Board’s Audit Committee. After attending college to study veterinary science, Mr. Moore returned to operate his family’s dairy business, which was formed in 1970 in Bradenton, Florida. He has been an active member of the Manatee County Historical Society and serves on the Florida Feed Technical Committee of the Florida Department of Agriculture. Mr. Moore provides strong business management and community leadership skills to our board of directors and valuable experience gained from a career running a successful dairy business.

Adelaide Alexander Sink (age 67). Ms. Sink has served as a director of the Bank since March 2013, as a director of the Company since its inception in July 2013 and as lead independent director of the Company since July 2014. Ms. Sink is a member of the Board’s Audit Committee. Ms. Sink also serves as Founder and Chair of the Florida Next Foundation, a non-profit, non-partisan organization focused on diversifying Florida’s economy through the growth of small businesses and entrepreneurship. Prior thereto, Ms. Sink served as the state of Florida’s Chief Financial Officer from 2007 to 2011 as one of the four statewide elected officials. During her tenure, she managed over $15.0 billion in state treasury funds, was responsible for state accounting, and implemented reforms in contracting and transparency for citizens. Prior to elected office, Ms. Sink had a 26 year career with Bank of America, including as the President of Florida operations until her retirement in 2000, where she managed the state’s largest bank with $40.0 billion in deposits, leading 9,000 employees in over 800 branches. Ms. Sink provides strong financial and regulatory skills to our board of directors and valuable experience gained from her years as a leader in the Florida financial industry.

Audit Committee

The Board’s Audit Committee, which consists of Phillip L. Burghardt (Chair), Neil D. Grossman, Duane L. Moore and Adelaide Alexander Sink, assists the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. The board of directors has determined that both Neil D. Grossman and Adelaide Alexander Sink qualify as an “audit committee financial expert,” as such term is defined in the rules of the SEC and that each member of the audit committee is an independent director, as independence for audit committee members is defined by the New York Stock Exchange. The audit committee met five times during 2015. The audit committee’s charter is available under the Corporate Information link on the Investor Relations page of our website at www.c1bank.com.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers:

Name	Position
Trevor R. Burgess	Chief Executive Officer, President and Director
Cristian A. Melej	Executive Vice President and Chief Financial Officer
Rita J. Lowman	Executive Vice President and Chief Operating Officer
Alan G. Randolph	Executive Vice President and Senior Lender

The following is certain biographical information for our executive officers. Please see above for the biographical information for Trevor R. Burgess.

Cristian A. Melej (age 38)—Executive Vice President and Chief Financial Officer. Mr. Melej joined the Company as Deputy Chief Financial Officer of the Company and the Bank in 2013 and has served as the Chief Financial Officer of the Company and the Bank since May 1, 2014. Prior to joining the Company, Mr. Melej served as the Chief Financial Officer and Investor Relations Officer of Restoque Comercio e Confecçoes de Roupas, a Brazilian clothing retailer, from 2011 to 2013 and as an Investment Associate at Artesia Gestão de Recursos, a Brazilian investment firm, from 2009 to 2011, where he advised C1 Bank during its acquisition of First Community Bank of America. Prior to Artesia, he served as Global Financial Supervisor of Metalfrio Solutions, a Brazilian refrigeration company, in 2009 and as a Supply Chain Controller at Nestle from 2003 to 2007. Mr. Melej holds a Master of Business Administration degree from IE Business School (Madrid, Spain) and a bachelor’s degree in civil engineering from Pontificia Universidad Católica de Chile. Mr. Melej is also a CFA charterholder. Mr. Melej’s primary responsibilities include administering our accounting system, budgeting, financial reporting, regulatory reporting, taxes, investments and asset/liability management. Mr. Melej works closely with the Board’s ALCO & investments committee and administers the financial, accounting, and ALCO policies of the Bank.

Rita J. Lowman (age 62)—Executive Vice President and Chief Operating Officer. Ms. Lowman has served as the Executive Vice President and Chief Operating Officer of the Company since its inception in July 2013 and has also served the Bank in those same capacities since 2011. Prior to joining the Bank, Ms. Lowman was the Florida Market President and Chief Administrative Officer of American Momentum Bank from 2006 to 2011. She was an Executive Vice President with Regions Bank from 2005 to 2006 overseeing 45 retail branches and 175 associates with $2.3 billion in deposits. She also served with Republic Bank from 2000 to 2004 as an Executive Vice President, where she oversaw 600 associates across 71 branches, and prior to working at Republic Bank, Ms. Lowman spent 15 years with Bank of America as the State Administration Executive and Senior Vice President, overseeing over 100 branches and 1,300 associates with $5.3 billion in deposits. Ms. Lowman currently serves on the Board of Directors for the Florida School of Banking at the University of Florida and is the 2017 Chairwoman-elect of the Florida Bankers Association. Ms. Lowman oversees our retail branch network, which includes a focus on marketing, corporate partnerships, business development and all depository relationships of the Bank.

Alan G. Randolph (age 48)—Executive Vice President, Senior Lender. Mr. Randolph has served as Executive Vice President, Senior Lender of the Company and the Bank since October 2014. Mr. Randolph joined the Company in 2013 from SunTrust Bank, where he served as a Senior Vice President of private banking from 2012 to 2013. Prior to this position, Mr. Randolph served as a Senior Banker in private banking at J.P. Morgan in 2011 and from 2009 to 2011, he was an Executive Vice President for Bank of Miami. Mr. Randolph also served as President of Ocean Drive Media group, a luxury publishing company, from 2006 to 2009. Mr. Randolph also served as Senior Vice President and Business Development Manager at Mellon Financial from 1998 to 2006 and as Vice President and Private Banking Manager at SunTrust Bank from 1990 to 1998. Mr. Randolph is a graduate of the University of Tampa and holds a Bachelor of Science degree in Finance. Mr. Randolph currently acts as Senior Lender to the commercial lending team.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of our common shares to file initial reports of ownership on Form 3 and reports of changes of ownership on Forms 4 and 5 with the SEC. These officers, directors and 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms that they file. Specific due dates for these reports have been established by regulation, and we are required to report in this Annual Report any failure to file by these dates during the fiscal year ended December 31, 2015.

To our knowledge, based solely on our review of the copies of such forms received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners have been complied with for the fiscal year ended December 31, 2015.

Code of Ethics and Business Conduct

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

Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, we have established procedures to receive, retain, and treat complaints received regarding accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. It is our policy that no reprisal will be taken against any director, executive officer or employee who reports a concern in good faith and pursuant to and in accordance with the Code of Ethics and Business Conduct.

The Code of Business Conduct and Ethics is available under the Corporate Information link on the Investor Relations page of our website at www.c1bank.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We will disclose any amendments to or waivers of the Code of Business Conduct and Ethics on our website at www.c1bank.com.

Item 11. Executive Compensation

Because C1 Financial is an emerging growth company, under SEC rules, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with reduced compensation disclosure requirements, as permitted under the JOBS Act.

On November 9, 2015, C1 Financial and its wholly owned bank subsidiary, C1 Bank, entered into a definitive agreement and plan of merger (“Agreement”) with Bank of the Ozarks, Inc. (“OZRK”) and its wholly owned bank subsidiary, Bank of the Ozarks (“Ozarks Bank”), whereby, subject to the terms and conditions of the Agreement, C1 Financial will merge with and into OZRK with OZRK surviving the merger in an all-stock transaction valued at approximately $402.5 million, or approximately $25.00 per share of C1 Financial common stock, subject to potential adjustments as described in the Agreement.

Subject to the terms and conditions of the Agreement, each holder of outstanding shares of common stock of C1 Financial will receive shares of common stock of OZRK. The number of OZRK shares to be issued will be determined based on OZRK’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum and maximum stock price of $39.79 to $66.31, respectively. The consideration payable to C1 Financial shareholders is subject to downward adjustment on a dollar-for-dollar basis if the net book value of C1 Financial is less than $174 million as of the business day that, subject to adjustment as set forth in the Agreement, is closest to ten calendar days prior to the closing date and is subject to an upward adjustment if certain Brazilian loans of C1 Bank are sold at a price above a specified amount. The potential adjustments described in the immediately preceding sentence are not expected to result in any material change to the consideration payable and are described in the Agreement.

Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders and are described in the Agreement. Although there can be no assurance, the transaction is expected to close late in the first quarter or in the second quarter of 2016.

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2015 and 2014 by our CEO and each of the next two most highly compensated executive officers who were serving as executive officers through December 31, 2015 (our Named Executive Officers or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compen- sation (2) ($)	Total ($)
Trevor R. Burgess	2015	532,237	2,300,000	-	-	-	1,000	2,833,237
President and Chief Executive Officer	2014	467,824	875,000	-	-	-	500	1,343,324

Cristian A. Melej	2015	250,000	100,000	-	-	-	-	350,000
Executive Vice President and Chief Financial Officer	2014	210,000	170,000	-	-	-	-	380,000

Alan G. Randolph	2015	225,000	100,000	-	-	-	1,000	326,000
Executive Vice President and Senior Lender	2014	210,000	170,000	-	-	-	500	380,500

(1)	Represents annual bonuses, the amounts of which were determined by the Executive Compensation Committee. These bonuses were purely discretionary and not based on a predetermined formula. In connection with the Change of Control Agreement discussed below, in 2015 Mr. Burgess received a cash payment in the amount of $800,000. In connection with our initial public offering (“IPO”), in 2014 Mr. Burgess received a one-time cash bonus payment in the amount of $500,000 and Messrs. Melej and Randolph each received a one-time cash bonus payment in the amount of $100,000.
(2)	Represents 401(k) matching payments. This category does not include a $10 million dollar term life insurance policy on Mr. Burgess for which the Bank is both owner and beneficiary.

Elements of Our Executive Compensation Program

Equity Compensation Plan

Our board of directors adopted an equity compensation plan in the form of an omnibus incentive plan, or Omnibus Plan, on July 17, 2014, under which the NEOs are eligible to receive awards. The Omnibus Plan will be administered by the executive compensation committee or such other committee as may be designated by our board of directors, or if no committee is designated, our board of directors, and provides for grants of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, deferred awards and other share-based and cash-based awards. We did not grant any awards under the Omnibus Plan in 2015. The Omnibus Plan will be terminated in connection with the consummation of the merger with OZRK.

Employee Stock Purchase Plan

Our board of directors adopted the C1 Financial, Inc. 2014 Employee Stock Purchase Plan, or ESPP, on July 17, 2014, which permits our employees (including the NEOs) to contribute up to a specified percentage of base salary and commissions to purchase our shares at a discount. We did not commence any offering period under the ESPP in 2015. The ESPP will be terminated in connection with the consummation of the merger with OZRK.

Agreements with NEOs

Employment Agreements.

None of our NEOs have employment agreements.

Mr. Burgess’ Change of Control Agreement.

On November 9, 2015, the Company entered into a change of control agreement (the “Change of Control Agreement”) with Mr. Burgess, which became effective on that date. The Change of Control Agreement was approved by the Executive Compensation Committee on November 8, 2015.

In connection with a Change of Control (as defined in the Change of Control Agreement), the Company agreed to pay Mr. Burgess a total cash payment of $3,300,000 (the “Transaction Payment”) as follows:

•	Promptly following the execution of the definitive agreement and plan of merger (the “Agreement”) of the Company with Bank of the Ozarks, Inc., Mr. Burgess received a lump-sum cash payment of $800,000. Mr. Burgess will reimburse to the Company the after-tax amount of such cash payment, if any, on the later of (x) the termination of the Agreement and (y) the good faith determination by the Company’s board of directors that it is not possible for a Change of Control to occur.

•	Subject to Mr. Burgess’ continued employment with the Company through the effective date of a Change of Control and his execution and delivery to the Company of a release of claims, the Company will pay to Mr. Burgess a lump-sum cash payment of $2,500,000 within 20 days of such effective date.

The Company also agreed to pay Mr. Burgess the Transaction Payment within 20 days of the effective date of a Change of Control if Mr. Burgess’ employment terminates prior to a Change of Control due to either a termination by the Company without Cause (as defined in the Change of Control Agreement) or a termination by Mr. Burgess for Good Reason (as defined in the Change of Control Agreement) (in either case, a “Qualifying Termination”). Mr. Burgess’ receipt of the Transaction Payment in the case of a Qualifying Termination is conditioned on his execution and delivery to the Company of a release of claims.

The Company also agreed that if any Transaction Payment received by Mr. Burgess pursuant to the Change of Control Agreement (or any payments that he would receive from the Company or otherwise in connection with a Change of Control) is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Burgess will be entitled to receive a gross-up payment. The Company does not anticipate that an excise tax will be imposed.

Retirement Benefits

Other than benefits under our 401(k) plan, we have not provided the NEOs with any retirement benefits.

Termination Benefits

Other than the Change of Control Agreement entered into with Mr. Burgess, the NEOs are not parties to any plans or arrangements that provide for payments or benefits following the termination of their employment.

Cash Incentive Plan

Our board of directors adopted a cash incentive plan, or the Cash Bonus Plan, on July 17, 2014. The Cash Bonus Plan was adopted to enable the Company to recognize the contributions, and reward the performance, of key employees of the Company and its affiliates, including the NEOs. The executive compensation committee will administer the Cash Bonus Plan, subject to delegation, and has authority to grant awards thereunder. Awards may be discretionary or earned based on factors, criteria, or objectives, which may include the performance measures provided in the Omnibus Plan, determined by the executive compensation committee or its delegate.

IPO Bonuses

In connection with our IPO, in 2014 Mr. Burgess received a one-time cash bonus payment in the amount of $500,000 and Messrs. Melej and Randolph each received a one-time cash bonus payment in the amount of $100,000. These cash bonus payments will vest in equal installments over a three-year period (in the case of Messrs. Melej and Randolph) or a five-year period (in the case of Mr. Burgess) beginning on the date of the pricing of the IPO and will automatically vest in full upon a change in control. (The closing of the merger with OZRK would qualify as a change in control.) In the event of a voluntary termination of employment by Messrs. Burgess, Melej or Randolph, any unvested portion will be subject to clawback.

Outstanding Equity Awards at Fiscal Year End

None of our NEOs held any outstanding equity awards as of December 31, 2015.

Director Compensation

We currently do not pay fees to our directors for their services.

In connection with the IPO, our directors also received cash bonus payments. William H. Sedgeman received a one-time cash bonus of $100,000, Adelaide Alexander Sink received a one-time cash bonus of $70,000 and each of Brian D. Burghardt, Phillip L. Burghardt, Robert P. Glaser, Neil D. Grossman, Duane L. Moore and Ryan L. Snyder received a one-time cash bonus payment of $35,000. These amounts remain subject to a clawback until the earlier of (i) August 13, 2017 (in the case of Mr. Sedgeman) or August 13, 2016 (in the case of the other directors) or (ii) a vesting event. The closing of the merger with OZRK will constitute a vesting event.

Executive Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2015, our executive compensation committee consisted of Marcelo Faria de Lima (Chair), Trevor R. Burgess and Phillip L. Burghardt. Mr. Burgess is an officer and employee of the Company and the Bank. None of the other members of our executive compensation committee is or has ever been an officer or employee of the Company or the Bank. None of the members of our executive compensation committee has had any relationship with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. None of our executive officers or the executive officers of the Bank serves or has served as a member of the board of directors on an executive compensation committee (or other board committee performing equivalent functions or if there is no such committee, the entire board of directors) of any other entity that has an executive officer serving as a member of our board of directors or our executive compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes equity compensation plan information as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	2,000,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,000,000	(1)

(1) Includes 1,000,000 shares available for issuance under the Omnibus Plan and 1,000,000 shares available for issuance under the C1 Financial, Inc. 2014 Employee Stock Purchase Plan. As of December 31, 2015, there were no awards outstanding under either plan.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our common shares, on a fully-diluted basis, as of February 5, 2016 for:

•	each of our named executive officers

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of ownership is based on 16,100,966 common shares issued and outstanding on February 5, 2016. Unless otherwise indicated, the address for each listed stockholder is: c/o C1 Financial, Inc., 100 5th Street South, St. Petersburg, Florida 33701.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Marcelo Faria de Lima(1)	3,447,948	21.41%
Trevor R. Burgess(2)	1,266,179	7.86%
Phillip L. Burghardt(3)	183,079	1.14%
Neil D. Grossman	136,700	*
Rita J. Lowman (4)	123,871	*
Brian D. Burghardt(3)	94,452	*
Cristian A. Melej	80,294	*
Duane L. Moore	51,893	*
Robert P. Glaser	30,629	*
Ryan L. Snyder	20,975	*
Marcio de Oliveira	17,770	*
Alan G. Randolph	17,479	*
James Steiner	12,036	*
Adelaide Alexander Sink	9,348	*
William H. Sedgeman, Jr.(5)	8,608	*
Dustin Symes	4,200	*
Diane Morton	2,000	*
Jerry Allen	734	*

All directors and executive officers as a group (18 persons)	5,445,485	33.82%

Five Percent Stockholders
Erwin Russel(6)	1,875,616	11.65%
Marcio Camargo(7)	1,479,025	9.19%

*	Less than 1%

(1)	Shares beneficially owned by Marcelo Faria de Lima are held by CBM Holdings Qualified Family, L.P. The address of CBM Holdings Qualified Family, L.P. is 155 Wellington Street West, 37th floor, Toronto, Ontario, Canada, M5V 3J7. Mr. Faria de Lima is a business partner with three other principal stockholders (Erwin Russel, Marcio Camargo and Trevor R. Burgess). Mr. Faria de Lima disclaims beneficial ownership of all shares of our common stock that are held of record or beneficially owned by these principal stockholders.

(2)	Mr. Burgess’ shares include 2,181 shares held by his spouse Gary M. Hess through an IRA. Mr. Burgess disclaims beneficial ownership of such shares. Mr. Burgess is a business partner with three other principal stockholders (Marcelo Faria de Lima, Erwin Russel and Marcio Camargo). Mr. Burgess disclaims beneficial ownership of all shares of our common stock that are held of record or beneficially owned by these principal stockholders.

(3)	Shares held by Philip L. Burghardt and Brian D. Burghardt include 62,710 shares of C1 Financial held indirectly through PDG Electric, a Florida partnership. Philip L. Burghardt and Brian D. Burghardt disclaim beneficial ownership thereof except to the extent of their pecuniary interest therein.

(4)	Shares held by Ms. Lowman include 12,987 shares owned by her spouse, William G. Lowman.

(5)	Shares beneficially owned by William H. Sedgeman, Jr. are held by the William H. Sedgeman Trust dated January 28, 1981, for which Mr. Sedgeman and Katherine S. Elias are co-trustees.

(6)	Shares beneficially owned by Erwin Russel are held by Amazonite Family LP. The address of Amazonite Family LP is 155 Wellington Street West, Toronto, Ontario, Canada, M5V 3J7 and Mr. Russel’s business address is Artesia Gestão, Av. Das Nações Unidas 12551, CJ 1507, São Paulo, SP 04578, Brazil. Mr. Russel is a business partner with three other principal stockholders (Marcelo Faria de Lima, Marcio Camargo and Trevor R. Burgess). Mr. Russel disclaims beneficial ownership of all shares of our common stock that are held of record or beneficially owned by these principal stockholders.

(7)	Shares beneficially owned by Marcio Camargo are held by Oakland Investment LLC. The address of Oakland Investment LLC is 16192 Coastal Highway, Lewes, DE 19958 and Mr. Camargo’s business address is Av. Das Nações Unidas 12551, CJ 1507, São Paulo, SP 04578, Brazil. Mr. Camargo is a business partner with three other principal stockholders (Marcelo Faria de Lima, Erwin Russel and Trevor R. Burgess). Mr. Camargo disclaims beneficial ownership of all shares of our common stock that are held of record or beneficially owned by these principal stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans to Officers, Directors and Affiliates

We offer loans in the ordinary course of business to our insiders, including executive officers and directors, their related interests and immediate family members, and other employees. Applicable law and our written credit policies require that loans to insiders be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to non-insider employees and other non-insiders are subject to the same requirements and underwriting standards and meet our normal lending guidelines, except that non-insider employees and other non-insiders may receive preferential interest rates and fees as an employee benefit. Loans to individual employees, directors and executive officers must also comply with the Bank’s statutory lending limits. All extensions of credit to the related parties must be reviewed and approved by the Bank’s board of directors, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

We have made loans to directors and executive officers. Such loans amounted to $2.7 million and $2.5 million at December 31, 2015 and 2014, respectively. The loans to such persons (i) complied with our Regulation O policies and procedures, (ii) were made in the ordinary course of business, (iii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to us, and (iv) did not involve more than a normal risk of collectability or did not present other features unfavorable to the Company.

Related Party Transaction Policy

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act, which govern certain transactions by us with our affiliates, and the Federal Reserve’s Regulation O, which governs certain loans by us to executive officers, directors and principal stockholders. We have adopted policies to comply with these regulatory requirements and restrictions.

We have adopted a written policy that complies with all applicable requirements of the SEC and the NYSE concerning related party transactions. Pursuant to this policy, our (i) directors and executive officers, including any immediate family member of such persons; and (ii) beneficial holders of five percent or more of our common stock, including any immediate family member of such beneficial holder, are not permitted to enter into a related party transaction with us without the consent of our board of directors or a designated committee thereof consisting solely of independent directors. Any request for us to enter into a transaction in which any such party has a direct or indirect material interest, subject to exceptions, will be required to be presented to our board of directors or the designated committee for review, consideration and approval. Each director and executive officer will be required to report to our board of directors or the designated committee any such related party transaction and such related party transaction will be reviewed and approved or disapproved by the board of directors or the designated committee.

In connection with our merger agreement with OZRK, an affiliate (which we refer to as the standby purchaser ) of Marcelo Faria de Lima (a director of ours and the general partner of a significant C1 Financial shareholder of record) entered into a Brazilian standby purchase agreement with OZRK pursuant to which such affiliate agreed to purchase certain loans of C1 Bank (the “Brazilian loans”) on a standby basis immediately following the merger closing for an amount equal to 75.14% of the aggregate net book value of the Brazilian loans. The Brazilian loans had a net book value at December 31, 2015 of approximately $40.6 million. For further information, see “The Brazilian Standby Purchase Agreement” in the C1 Financial Proxy Statement.

Director Independence

The Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that each of Brian D. Burghardt, Phillip L. Burghardt, Robert P. Glaser, Neil D. Grossman, Duane L. Moore and Adelaide Alexander Sink, is independent under applicable NYSE rules.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP was our independent registered public accounting firm for 2015 and 2014. Aggregate fees for professional services rendered by Crowe Horwath LLP for the years ended December 31, 2015 and December 31, 2014 were as follows:

	2015	2014
Audit fees	$275,000	$250,000
Audit-related fees	-	12,500
Tax fees	49,200	45,100
All other fees	75,125	91,478
Total fees	$399,325	$399,078

Audit Fees.     Audit fees consisted of fees billed by Crowe Horwath LLP for professional services rendered in connection with audits of our consolidated financial statements, quarterly reviews of our consolidated financial statements as well as certain audit-related accounting consultations.

Audit-Related Fees.     Audit-related fees consisted of costs incurred related to certain attestation and agreed upon procedures.

Tax Fees.     Tax fees consisted of costs incurred related to tax compliance services and consultations on various tax issues.

All Other Fees.     For 2015, all other fees primarily related to services rendered in connection with an Internal Revenue Service tax audit for 2012 and 2013. For 2014, all other fees related to services rendered in connection with our initial public offering.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Crowe Horwath for our fiscal years ended December 31, 2015 and 2014 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Income Statements — Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014, and 2013

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

C1 FINANCIAL INC.

By:	/s/ Trevor R. Burgess
Trevor R. Burgess
President & Chief Executive Officer

Date:	February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor R. Burgess	President & Chief Executive Officer and Director	February 19, 2016
Trevor R. Burgess	(principal executive officer)

/s/ Cristian A. Melej	Chief Financial Officer	February 19, 2016
Cristian A. Melej	(principal financial and accounting officer)

/s/ Brian D. Burghardt	/s/ Phillip L. Burghardt
Brian D. Burghardt, Director	Phillip L. Burghardt, Director
February 19, 2016	February 19, 2016

/s/ Marcelo Faria de Lima	/s/ Robert P. Glaser
Marcelo Faria de Lima, Director	Robert P. Glaser, Director
February 19, 2016	February 19, 2016

/s/ Neil D. Grossman	/s/ Duane L. Moore
Neil D. Grossman, Director	Duane L. Moore, Director
February 19, 2016	February 19, 2016

/s/ William H. Sedgeman, Jr.	/s/ Adelaide Alexander Sink
William H. Sedgeman, Jr., Director	Adelaide Alexander Sink, Director
February 19, 2016	February 19, 2016

/s/ Ryan L. Snyder
Ryan L. Snyder, Director
February 19, 2016

Exhibit Index

Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated November 9, 2015, by and between Bank of the Ozarks, Inc. and C1 Financial, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (#001-36595) filed on November 11, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.1	C1 Financial, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.2	C1 Bank Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.3	C1 Financial, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Form S-1/A Registration Statement (#333-197360) filed on July 24, 2014)

10.4	Change of Control Agreement by and between Trevor R. Burgess and C1 Financial, Inc. dated as of November 9, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K (#001-36595) filed on November 11, 2015)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-1 Registration Statement (#333-197360) filed on July 11, 2014)

23*	Consent of Crowe Horwath LLP

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.