Form 10-Q
period 2016-03-31
C1 Financial, Inc.
filed 2016-05-09
CIK 1609132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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

Indicate the number of shares outstanding of the issuer’s common stock, par value $1.00 per share, as of May 9, 2016: 16,100,966.

C1 FINANCIAL, INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or “may,” the negative of these terms and other comparable terminology. In addition, forward-looking statements in this Quarterly Report on Form 10-Q include information regarding our proposed acquisition by Bank of the Ozarks, Inc. (“OZRK”), the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on the Company if the acquisition is not consummated and information regarding the combined operations and business of OZRK and C1 Financial, Inc. (“C1 Financial”) following the acquisition, if consummated. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

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

There are a number of potential factors, risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, whether with respect to us as a stand-alone company or the combined company, if the merger with OZRK is consummated, including the following:

•	OZRK and C1 Financial’s businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the diversion of management’s time on transaction related issues;

•	regulatory approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with regulatory approvals of the merger;

•	other closing conditions may not be satisfied on the expected terms, schedule, or at all, and other delays in closing the merger may occur;

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment, economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	projected population and income growth in our targeted market areas;

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; and

•	those other factors and risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A of Part I of the Annual Report of C1 Financial on Form 10-K for the year ended December 31, 2015.

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

Part I
Financial Information

Item 1. Financial Statements

C1 Financial, Inc.

Consolidated Balance Sheets (Unaudited)
March 31, 2016 and December 31, 2015

(Dollars in thousands, except per share data)
(Balance Sheet data at December 31, 2015 is derived from audited financial statements)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$183,746	$137,259
Time deposits in other financial institutions	248	248
Federal Home Loan Bank stock, at cost	11,284	11,668
Loans receivable (net of allowance of $8,146 at March 31, 2016 and $8,031 at December 31, 2015)	1,445,995	1,429,131
Premises and equipment, net	64,570	65,139
Other real estate owned, net	27,557	28,330
Bank-owned life insurance (BOLI)	37,531	37,275
Accrued interest receivable	4,710	4,641
Core deposit intangible, net	643	699
Prepaid expenses	5,493	5,613
Other assets	5,294	5,517
Total assets	$1,787,071	$1,725,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$379,464	$321,034
Interest bearing	965,382	957,231
Total deposits	1,344,846	1,278,265
Federal Home Loan Bank advances	229,000	242,000
Other liabilities	7,594	4,274
Total liabilities	1,581,440	1,524,539
Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, par value $1.00; 100,000,000 shares authorized; 16,100,966 shares issued and outstanding at both March 31, 2016 and December 31, 2015	16,101	16,101
Additional paid-in capital	148,122	148,122
Retained earnings	41,408	36,758
Accumulated other comprehensive income	-	-
Total stockholders’ equity	205,631	200,981
Total liabilities and stockholders’ equity	$1,787,071	$1,725,520

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Income STATEMENTS

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$20,495	$17,564
Securities	3	3
Federal funds sold and other	286	202
Total interest income	20,784	17,769
Interest expense
Savings and interest-bearing demand deposits	682	602
Time deposits	839	784
Federal Home Loan Bank advances	1,030	808
Total interest expense	2,551	2,194
Net interest income	18,233	15,575
Provision (reversal of provision) for loan losses	(561)	191
Net interest income after provision for loan losses	18,794	15,384
Noninterest income
Gains on sales of loans	199	230
Service charges and fees	619	567
Gains on sales of other real estate owned, net	307	348
Bank-owned life insurance	256	92
Other noninterest income	341	365
Total noninterest income	1,722	1,602
Noninterest expense
Salaries and employee benefits	5,386	5,217
Occupancy expense	1,231	1,212
Furniture and equipment	724	756
Regulatory assessments	462	361
Network services and data processing	1,199	1,084
Printing and office supplies	66	58
Postage and delivery	53	84
Advertising and promotion	859	826
Other real estate owned related expense, net	359	593
Other real estate owned – valuation allowance expense	14	31
Amortization of intangible assets	55	83
Professional fees	779	698
Loan collection expenses	103	84
Merger related expense	585	-
Other noninterest expense	723	748
Total noninterest expense	12,598	11,835
Income before income taxes	7,918	5,151
Income tax expense	3,268	1,977
Net income	$4,650	$3,174
Earnings per common share:
Basic	$0.29	$0.20
Diluted	$0.29	$0.20

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$4,650	$3,174
Other comprehensive income:
Unrealized gains/losses on available-for-sale securities:
Unrealized holding gains arising during the period	-	-
Reclassification adjustments for gains included in net income*	-	-
Tax effect*	-	-
Total other comprehensive income, net of tax	-	-
Comprehensive income	$4,650	$3,174

*	Amounts for realized gains on available-for-sale securities are included in gains on sales of securities in the consolidated income statements. Income taxes associated with the unrealized holding gains arising during the period, net of the reclassification adjustments for gains included in net income were $0 for both the three months ended March 31, 2016 and 2015, respectively. The amounts related to income taxes on gains included in net income are included in income tax expense in the consolidated income statements.

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)
Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2015	$16,101	$148,122	$22,415	$-	$186,638
Net income	-	-	3,174	-	3,174
Other comprehensive income	-	-	-	-	-
Balance at March 31, 2015	$16,101	$148,122	$25,589	$-	$189,812

Balance at January 1, 2016	$16,101	$148,122	$36,758	$-	$200,981
Net income	-	-	4,650	-	4,650
Other comprehensive income	-	-	-	-	-
Balance at March 31, 2016	$16,101	$148,122	$41,408	$-	$205,631

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$4,650	$3,174
Adjustments to reconcile net income to net cash from operating activities:
Provision (reversal of provision) for loan losses	(561)	191
Depreciation	856	791
Net accretion of purchase accounting adjustments	(317)	(518)
Accretion of loan discount	(52)	(58)
Amortization of other intangible assets	55	83
Increase in other real estate owned valuation allowance	14	31
Increase in cash surrender value of BOLI	(256)	(92)
Net change in deferred income tax expense	78	23
Gains on sales of loans	(199)	(230)
Gains on sales of other real estate owned, net	(307)	(348)
Net change in other assets and liabilities:
Accrued interest receivable and other assets	196	1,009
Other liabilities	3,362	623
Net cash from operating activities	7,519	4,679
Cash flows from investing activities
Loan originations, net of repayments	(17,985)	(68,567)
Proceeds from loans sold	2,021	1,983
Proceeds from sales of other real estate owned	1,254	5,140
Purchases of Federal Home Loan Bank stock	(169)	(1,992)
Proceeds from sales of Federal Home Loan Bank stock	553	1,227
Purchases of premises and equipment	(287)	(1,689)
Net cash from investing activities	(14,613)	(63,898)
Cash flows from financing activities
Net change in deposits	66,581	32,340
Repayment of Federal Home Loan Bank advances	(13,000)	(16,000)
Proceeds from Federal Home Loan Bank advances	-	40,000
Net cash from financing activities	53,581	56,340
Net change in cash and cash equivalents	46,487	(2,879)
Cash and cash equivalents at beginning of the period	137,259	185,703
Cash and cash equivalents at end of the period	$183,746	$182,824
Supplemental information:
Cash paid during the period for interest	$2,530	$2,202
Cash paid during the period for income taxes	20	2,229
Non-cash items:
Transfers from loans to other real estate owned	188	228

See accompanying notes to unaudited consolidated financial statements.

C1 Financial, Inc.

NOTES TO Consolidated FINANCIAL Statements

(Unaudited)
March 31, 2016 and 2015

(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include C1 Financial, Inc. (“C1 Financial”) and its wholly owned subsidiary, C1 Bank (the “Bank”), together referred to as the “Company”.

C1 Bank is a state chartered bank and is subject to the regulations of certain government agencies. The Bank provides a variety of banking services to individuals through its 32 banking centers and one loan production office, which are located in ten counties (Pinellas, Hillsborough, Pasco, Manatee, Sarasota, Charlotte, Lee, Miami-Dade, Broward and Orange). Its primary deposit products are checking, money market, savings, and term certificate accounts, and its primary lending products are commercial real estate loans, residential real estate loans, commercial loans, and consumer loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on real estate values and general economic conditions.

The consolidated financial information included herein as of and for the three months ended March 31, 2016 and 2015 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods, with all significant intercompany transactions eliminated. Certain account reclassifications have been made to the 2015 financial statements in order to conform to classifications used in the current year. Reclassifications had no effect on 2015 net income or stockholders’ equity. The results for the three months ended March 31, 2016 are not indicative of annual results. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2015 consolidated balance sheet was derived from the Company’s December 31, 2015 audited Consolidated Financial Statements.

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

NOTE 2 – INVESTMENT SECURITIES

The Bank had no securities available for sale as of March 31, 2016 and December 31, 2015 due to the decision to sell all marketable securities in the Bank’s portfolio in 2013. This decision was based on the assessment that improving economic conditions could begin to put upward pressure on interest rates. This action eliminated the mark-to-market risk that holding the securities would have posed in a rising interest rate environment and allowed the excess funds to be redeployed into loans.

NOTE 3 – LOANS

The following table provides information on the loan portfolio by portfolio segment at the dates indicated:

	March 31, 2016	December 31, 2015
Real estate
Residential	$295,925	$303,644
Commercial	782,193	783,774
Construction	223,562	197,070
Total real estate	1,301,680	1,284,488
Commercial	61,019	63,635
Consumer	97,054	94,521
Total loans, gross	1,459,753	1,442,644
Less:
Net deferred loan fees	(5,612)	(5,482)
Allowance for loan losses	(8,146)	(8,031)
Total loans, net	$1,445,995	$1,429,131

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,763	$4,007	$1,206	$437	$618	$8,031

Loans charged-off	(15)	-	(1)	(34)	(4)	(54)
Recoveries	55	469	124	46	36	730
Net recoveries	40	469	123	12	32	676

Provision (reversal of provision) for loan losses	(88)	(468)	8	(34)	21	(561)
Ending balance	$1,715	$4,008	$1,337	$415	$671	$8,146

Three Months Ended March 31, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$820	$3,423	$416	$373	$292	$5,324

Loans charged-off	-	(1)	-	-	(3)	(4)
Recoveries	69	112	23	33	39	276
Net recoveries	69	111	23	33	36	272

Provision (reversal of provision) for loan losses	41	(56)	40	24	142	191
Ending balance	$930	$3,478	$479	$430	$470	$5,787

The following table provides the allocation of the allowance for loan losses by portfolio segment at March 31, 2016:

March 31, 2016	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific reserves:
Impaired loans	$151	$182	$125	$72	$-	$530
Purchased credit impaired loans	73	48	4	-	-	125
Total specific reserves	224	230	129	72	-	655
General reserves	1,491	3,778	1,208	343	671	7,491
Total	$1,715	$4,008	$1,337	$415	$671	$8,146

Loans:
Individually evaluated for impairment	$4,242	$23,432	$177	$582	$10	$28,443
Purchased credit impaired loans	5,023	17,042	1,124	176	61	23,426
Collectively evaluated for impairment	286,660	741,719	222,261	60,261	96,983	1,407,884
Total ending loans balance	$295,925	$782,193	$223,562	$61,019	$97,054	$1,459,753

The following table provides the allocation of the allowance for loan losses by portfolio segment at December 31, 2015:

December 31, 2015	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Specific reserves:
Impaired loans	$156	$189	$125	$77	$-	$547
Purchased credit impaired loans	72	48	4	-	-	124
Total specific reserves	228	237	129	77	-	671
General reserves	1,535	3,770	1,077	360	618	7,360
Total	$1,763	$4,007	$1,206	$437	$618	$8,031

Loans:
Individually evaluated for impairment	$3,550	$23,304	$177	$616	$10	$27,657
Purchased credit impaired loans	5,086	17,885	1,171	179	62	24,383
Collectively evaluated for impairment	295,008	742,585	195,722	62,840	94,449	1,390,604
Total ending loans balance	$303,644	$783,774	$197,070	$63,635	$94,521	$1,442,644

The following table presents loans individually evaluated for impairment by portfolio segment as of March 31, 2016 and December 31, 2015. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken. The unpaid principal balance and recorded investment of commercial real estate loans secured by farmland were primarily related to two commercial real estate loans secured by Brazilian farmland.

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Residential real estate	$3,856	$3,747	$-	$3,079	$2,970	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	3,074	2,758	-	2,886	2,595	-
Nonowner occupied	2,071	2,045	-	2,071	2,071	-
Secured by farmland	17,458	17,416	-	17,458	17,416	-
Construction	-	-	-	-	-	-
Commercial	636	439	-	639	440	-
Consumer	11	10	-	11	10	-
With allowance recorded:
Residential real estate	523	495	151	610	580	156
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	1,280	1,213	182	1,287	1,222	189
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	177	177	125	177	177	125
Commercial	151	143	72	204	176	77
Consumer	-	-	-	-	-	-

Total	$29,237	$28,443	$530	$28,422	$27,657	$547

Average impaired loans and related interest income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$3,775	$-	$-	$1,300	$-	$-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	2,770	3	-	3,861	-	-
Nonowner occupied	2,045	-	-	548	-	-
Secured by farmland	17,416	-	-	143	-	-
Construction	-	-	-	130	-	-
Commercial	441	-	-	732	-	-
Consumer	10	-	-	2	-	-
With allowance recorded:
Residential real estate	496	-	-	539	-	-
Commercial real estate
Multifamily	-	-	-	-	-	-
Owner occupied	1,216	5	-	684	4	-
Nonowner occupied	-	-	-	-	-	-
Secured by farmland	-	-	-	-	-	-
Construction	177	-	-	-	-	-
Commercial	147	1	-	223	1	-
Consumer	-	-	-	-	-	-

Total	$28,493	$9	$-	$8,162	$5	$-

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate	$5,087	$-	$4,763	$-
Commercial real estate	30,473	17,055	30,457	-
Construction	177	-	177	-
Commercial	537	-	544	-
Consumer	10	-	10	-
Total	$36,284	$17,055	$35,951	$-

The increase in loans past due over 90 days and still accruing was related to one loan that is well-secured by Brazilian farmland and on which we continue to collect payments (a payment was received after quarter end, which brought the loan below 90 days past due). The reported amounts as of March 31, 2016 and December 31, 2015 included nonaccrual purchased credit impaired loans of $8,395 and $8,880, respectively. Purchased credit impaired loans are placed on nonaccrual and accounted for under the cost recovery method when repayment is expected through foreclosure or repossession of the collateral, and the timing of foreclosure or repossession cannot be estimated with reasonable certainty. These loans are measured for impairment under the Bank’s policy for measuring impairment on collateral dependent impaired loans that were originated by the Bank and included in impaired loans if there is a subsequent decline in the value of the collateral.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016:

March 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$2,222	$265	$4,220	$6,707	$289,218	$295,925
Commercial real estate
Multifamily	-	-	-	-	31,311	31,311
Owner occupied	2,909	380	5,487	8,776	224,790	233,566
Nonowner occupied	-	786	2,179	2,965	464,053	467,018
Secured by farmland	-	-	34,470	34,470	15,828	50,298
Construction	-	-	177	177	223,385	223,562
Commercial	28	14	533	575	60,444	61,019
Consumer	139	16	-	155	96,899	97,054
Total	$5,298	$1,461	$47,066	$53,825	$1,405,928	$1,459,753

The shift during the first quarter from 60-89 days past due to greater than 89 days past due was primarily related to three commercial real estate loans secured by Brazilian farmland, two of which are on nonaccrual and the third is still accruing since we continue to collect payments on this well-secured credit.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015:

December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate	$464	$118	$3,525	$4,107	$299,537	$303,644
Commercial real estate
Multifamily	-	-	-	-	33,950	33,950
Owner occupied	2,913	1,075	4,549	8,537	215,877	224,414
Nonowner occupied	3,043	799	2,211	6,053	467,323	473,376
Secured by farmland	-	34,349	143	34,492	17,542	52,034
Construction	424	-	177	601	196,469	197,070
Commercial	34	76	351	461	63,174	63,635
Consumer	141	-	-	141	94,380	94,521
Total	$7,019	$36,417	$10,956	$54,392	$1,388,252	$1,442,644

Troubled Debt Restructurings

The following table is a summary of troubled debt restructurings that were performing in accordance with the restructured terms at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	-	$-	-	$-
Commercial real estate
Multifamily	-	-	-	-
Owner occupied	1	508	1	513
Nonowner occupied	1	365	1	367
Secured by farmland	-	-	-	-
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	1	73	1	74
Total	3	$946	3	$954

As of March 31, 2016 and December 31, 2015, the Bank had no nonaccruing troubled debt restructurings and was not committed to lend any additional amounts to customers with outstanding loans that were classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2016 and 2015.

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not meeting the criteria above include homogeneous loans, which include residential real estate and consumer loans. The credit quality indicators used for loans not meeting the criteria above are payment status and historical payment experience. As of March 31, 2016 and December 31, 2015, loans by risk category were as follows:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$284,997	$3,809	$7,119	$-	$295,925
Commercial real estate
Multifamily	31,311	-	-	-	31,311
Owner occupied	213,112	11,929	8,525	-	233,566
Nonowner occupied	460,337	1,639	5,042	-	467,018
Secured by farmland	15,412	17,470	17,416	-	50,298
Construction	222,021	853	688	-	223,562
Commercial	53,887	6,550	582	-	61,019
Consumer	96,975	69	10	-	97,054
Total	$1,378,052	$42,319	$39,382	$-	$1,459,753

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$294,790	$1,683	$7,171	$-	$303,644
Commercial real estate
Multifamily	33,950	-	-	-	33,950
Owner occupied	203,155	12,278	8,981	-	224,414
Nonowner occupied	462,288	5,976	5,112	-	473,376
Secured by farmland	17,126	17,492	17,416	-	52,034
Construction	195,468	877	725	-	197,070
Commercial	56,364	6,655	616	-	63,635
Consumer	94,381	130	10	-	94,521
Total	$1,357,522	$45,091	$40,031	$-	$1,442,644

Special mention and substandard commercial real estate loans secured by farmland were primarily related to commercial real estate loans secured by Brazilian farmland.

The Bank acquired loans through the acquisitions of First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans at March 31, 2016 and December 31, 2015 was approximately $23,301 and $24,259, respectively.

The Bank maintained an allowance for loan losses of $125 and $124 at March 31, 2016 and December 31, 2015, respectively, for loans acquired with deteriorated quality. During the three months ended March 31, 2016 and 2015, the Bank accreted $90 and $141, respectively, into interest income on these loans. The remaining accretable discount was $1,714 at March 31, 2016 and $1,804 at December 31, 2015. The Bank did not transfer any nonaccretable discount on these loans during the periods presented.

NOTE 4 – FAIR VALUES

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

The Company had no assets or liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

The fair values of impaired loans with specific allocations of the allowance for loan losses and other real estate owned are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. For the commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2016 and December 31, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8.0% to 12.0%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair values of impaired loans with specific allocations of the allowance for loan losses and other real estate owned with an associated valuation allowance are considered a Level 3 in the fair value hierarchy and are measured on a nonrecurring basis.

The following tables present assets reported on the balance sheet at their fair value by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015. As required by Accounting Standards Codification (“ASC”) 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of assets measured on a nonrecurring basis was as follows at March 31, 2016:

	March 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measured on a Nonrecurring Basis:
Impaired loans
Residential real estate	$-	$-	$344
Commercial real estate	-	-	1,031
Construction	-	-	52
Commercial	-	-	71
Consumer	-	-	-
Total impaired loans	-	-	1,498
Other real estate owned
Residential	-	-	940
Commercial	-	-	7,149
Total other real estate owned	-	-	8,089
Total	$-	$-	$9,587

Impaired loans, which had a specific allowance for loan losses allocated, had a fair value of $1,498 (recorded investment of $2,028 with a valuation allowance of $530) at March 31, 2016, which reflected a reversal of provision for loan losses of $12 for the three months ended March 31, 2016.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $8,089 (recorded investment of $10,925, net of a valuation allowance of $2,836) at March 31, 2016, which reflected write-downs of $14 for the three months ended March 31, 2016.

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

Other real estate owned had a net carrying amount of $8,690 (recorded investment of $11,779, net of a valuation allowance of $3,089) at December 31, 2015, which reflected write-downs of $374 for the year ended December 31, 2015.

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

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable upon demand at March 31, 2016 and December 31, 2015, resulting in a Level 1 classification in the fair value hierarchy. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, resulting in a Level 2 classification in the fair value hierarchy.

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

Commitments to extend credit and standby letters of credit – The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to the Company's financial statements at March 31, 2016 and December 31, 2015.

The estimated fair values of the Bank's financial assets and liabilities at March 31, 2016 and December 31, 2015 approximated as follows:

		Fair Value Measurement at March 31, 2016 Using:
	Carrying amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$183,746	$183,746	$-	$-
Loans, net	1,445,995	-	-	1,458,639
Accrued interest receivable	4,710	-	-	4,710
Financial liabilities
Deposits	$1,344,846	$1,054,160	$292,753	$-
Federal Home Loan Bank advances	229,000	-	233,614	-
Accrued interest payable	208	-	208	-

		Fair Value Measurement at December 31, 2015 Using:
	Carrying amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$137,259	$137,259	$-	$-
Loans, net	1,429,131	-	-	1,431,551
Accrued interest receivable	4,641	-	-	4,641
Financial liabilities
Deposits	$1,278,265	$998,189	$280,570	$-
Federal Home Loan Bank advances	242,000	-	243,460	-
Accrued interest payable	145	-	145	-

NOTE 5 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of any potentially dilutive common stock equivalents (i.e., outstanding stock options). There were no antidilutive common stock equivalents during the periods presented.

The following table provides information on the calculation of earnings per common share for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Basic
Net Income	$4,650	$3,174

Weighted average shares of common stock outstanding	16,100,966	16,100,966

Basic earnings per common share	$0.29	$0.20

Diluted
Net Income	$4,650	$3,174

Weighted average shares of common stock outstanding	16,100,966	16,100,966
Add: Dilutive effect of common stock equivalents	-	-

Average shares and dilutive potential common shares	16,100,966	16,100,966

Diluted earnings per common share	$0.29	$0.20

NOTE 6 – REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Bank’s primary federal regulator, the Federal Deposit Insurance Corporation (“FDIC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank’s financial statements. Under the U.S. Basel III Capital Rules and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

The U.S. Basel III Capital Rules require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), or leverage ratio. In addition, the Company and the Bank are subject to a greater than 2.5 percent Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The buffer will be phased in over three years beginning January 1, 2016, and the phase-in amount for 2016 is 0.625 percent of risk-weighted assets. Failure to maintain the buffer will result in restrictions on the ability to make capital distributions and to pay discretionary bonuses to executive officers. As of March 31, 2016, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.

To qualify as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table below. As of March 31, 2016 and December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the first quarter of 2016 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain of our foreign national controlling stockholders, including but not limited to being prohibited from incurring additional debt to any third party without prior approval from the Federal Reserve.

The Company’s and Bank's actual and required capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
March 31, 2016	Amount	Ratio	Amount	Ratio (1)	Amount		Ratio
Total capital to risk-weighted assets
C1 Financial, Inc.	$213,065	13.94%	$131,831	8.625%	$	N/A	N/A
C1 Bank	203,538	13.33%	131,705	8.625%		152,702	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	204,919	13.41%	101,262	6.625%		N/A	N/A
C1 Bank	195,392	12.80%	101,165	6.625%		122,161	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	204,919	13.41%	78,334	5.125%		N/A	N/A
C1 Bank	195,392	12.80%	78,260	5.125%		99,256	6.50%
Tier 1 capital to average assets
C1 Financial, Inc.	204,919	11.66%	70,275	4.00%		N/A	N/A
C1 Bank	195,392	11.13%	70,216	4.00%		87,770	5.00%

(1) Minimum regulatory capital ratios at March 31, 2016 include the applicable minimum risk-based capital ratios and capital conservation buffer.

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets
C1 Financial, Inc.	$208,426	13.85%	$120,369	8.00%	$	N/A	N/A
C1 Bank	198,316	13.19%	120,252	8.00%		150,315	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	90,277	6.00%		N/A	N/A
C1 Bank	190,286	12.66%	90,189	6.00%		120,252	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	67,707	4.50%		N/A	N/A
C1 Bank	190,286	12.66%	67,642	4.50%		97,705	6.50%
Tier 1 capital to average assets
C1 Financial, Inc.	200,396	11.55%	69,410	4.00%		N/A	N/A
C1 Bank	190,286	10.97%	69,376	4.00%		86,720	5.00%

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities is as follows:

March 31, 2016	Fixed	Variable	Total
Unused lines of credit	$8,311	$32,022	$40,333
Standby letters of credit	2,305	182	2,487
Commitments to fund loans	7,525	126,379	133,904
Total	$18,141	$158,583	$176,724

December 31, 2015	Fixed	Variable	Total
Unused lines of credit	$8,275	$29,340	$37,615
Standby letters of credit	2,294	34	2,328
Commitments to fund loans	9,207	127,250	136,457
Total	$19,776	$156,624	$176,400

NOTE 8 - MERGER

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

C1 Financial conducted a marketing process to solicit offers for the purchase of certain loans of C1 Bank (the “Brazilian loans”).  The marketing process was concluded on March 10, 2016, and no offers for the Brazilian loans were received by C1 Financial in excess of the price to be paid under that certain standby purchase agreement between Marcelo Faria de Lima and OZRK (the “Brazilian standby purchase agreement”).  The Agreement provides for an increase in the consideration payable to C1 Financial shareholders in the merger if the Brazilian loans are sold at a price in excess of the price to be paid under the Brazilian standby purchase agreement. (See “The Brazilian Standby Purchase Agreement” in C1 Financial’s definitive proxy statement filed with the SEC on February 1, 2016 (the “C1 Financial Proxy Statement”) for further information.) Based on the results of the marketing process, C1 Financial does not believe that there will be an increase in the consideration payable to C1 Financial shareholders under the Agreement as a result of a sale of the Brazilian loans.

We are subject to various restrictions, such as limits on capital expenditures, loans and investments, under the Agreement with OZRK that apply during the period from November 9, 2015 until the consummation of the merger. For additional information, see “The Merger Agreement” in the C1 Financial Proxy Statement.

Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders (which occurred on March 3, 2016) and are described in the Agreement. Although there can be no assurance, the transaction is expected to close in the second quarter of 2016.

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

Overview

Our name expresses our ideals to put our Clients 1st and our Community 1st. We are focused on serving the needs of entrepreneurs, tailoring a wide range of relationship banking services to entrepreneurs and their families, including commercial loans and a full line of depository products. We are based in St. Petersburg, Florida and operate from 32 banking centers and one loan production office on the West Coast of Florida and in Miami-Dade, Broward and Orange Counties. As of December 31, 2015, we were the 19th largest bank headquartered in the state of Florida by assets and the 17th largest by equity, having grown both organically and through acquisitions.

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

C1 Financial conducted a marketing process to solicit offers for the purchase of certain loans of C1 Bank (the “Brazilian loans”).  The marketing process was concluded on March 10, 2016, and no offers for the Brazilian loans were received by C1 Financial in excess of the price to be paid under that certain standby purchase agreement between Marcelo Faria de Lima and OZRK (the “Brazilian standby purchase agreement”).  The Agreement provides for an increase in the consideration payable to C1 Financial shareholders in the merger if the Brazilian loans are sold at a price in excess of the price to be paid under the Brazilian standby purchase agreement. (See “The Brazilian Standby Purchase Agreement” in C1 Financial’s definitive proxy statement filed with the SEC on February 1, 2016 (the “C1 Financial Proxy Statement”) for further information.) Based on the results of the marketing process, C1 Financial does not believe that there will be an increase in the consideration payable to C1 Financial shareholders under the Agreement as a result of a sale of the Brazilian loans.

We are subject to various restrictions, such as limits on capital expenditures, loans and investments, under the Agreement with OZRK that apply during the period from November 9, 2015 until the consummation of the merger. For additional information, see “The Merger Agreement” in the C1 Financial Proxy Statement.

Upon the closing of the transaction, C1 Financial will merge into OZRK and C1 Bank will merge into Ozarks Bank, with each of OZRK and Ozarks Bank to continue as the surviving entity, respectively. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by C1 Financial shareholders (which occurred on March 3, 2016) and are described in the Agreement. Although there can be no assurance, the transaction is expected to close in the second quarter of 2016.

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

Our net interest income was $18.2 million and $15.6 million in the three-month periods ended March 31, 2016 and March 31, 2015, respectively. In the three-month periods ended March 31, 2016 and March 31, 2015, our net income of $4.7 million and $3.2 million, respectively, represented a return on average assets, or ROAA, of 1.06% and 0.82%, respectively, and a return on average equity, or ROAE, of 9.12% and 6.81%, respectively. Our ratio of average equity to average assets in the three-month periods ended March 31, 2016 and March 31, 2015 was 11.64% and 11.99%, respectively. Net income for the three-month period ended March 31, 2016 included after-tax merger related expenses of $585 thousand incurred pursuant to the Agreement with OZRK.

Our assets totaled $1.787 billion and $1.726 billion as of March 31, 2016 and December 31, 2015, respectively. Loans receivable, net, as of March 31, 2016 and December 31, 2015 were $1.446 billion and $1.429 billion, respectively. Total deposits were $1.345 billion and $1.278 billion as of March 31, 2016 and December 31, 2015, respectively.

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

The general component of our allowance analysis covers nonimpaired loans and is based on our historical loss experience over the past two years as adjusted for certain current factors described in the paragraph below. As of March 31, 2016, approximately 18% of our loan portfolio consisted of loans underwritten by different credit teams than our current team, including loans acquired from Community Bank of Manatee, First Community Bank of America, The Palm Bank and First Community Bank of Southwest Florida (together, the “Acquired Loans”). The Acquired Loans were originated under different economic conditions than exist today and were underwritten utilizing different underwriting standards. We consider the Acquired Loans to be seasoned since they were originated more than five years ago. As such, we use the historical loss experience for the pool of Acquired Loans over the past two years as part of the general component of our allowance analysis for the Acquired Loans.

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

As of March 31, 2016, approximately 82% of our loan portfolio consisted of loans originated by C1 Bank from 2010 to the present and, as such, may not be seasoned. Generally, the historical loss rate of the C1 Bank originated loans has been very low; however, due to the unseasoned nature of the C1 Bank originated loans, the historical loss rate may not effectively capture the probable incurred losses in this portion of our loan portfolio. Accordingly, we performed a peer statistical analysis of U.S. banks to determine what would be a normalized loss rate for our originated loans, considering characteristics like profitability, asset growth and geographical location, among others. While there are characteristics unique to each financial institution that drive loss rates and make a bank more or less risky than its peers, the purpose of this peer statistical analysis was to estimate a “better” loss rate, but in the context of a model that controls for characteristics like geography, asset growth and recovering economic conditions.

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

During the first quarter of 2016, we reviewed the median loss trend for all U.S. banks, which slightly improved in 2015 compared to previous years. Based on this analysis, we have maintained the prior peer analysis for the first quarter of 2016.

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

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. We estimate the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flow in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable discount). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

JOBS Act

The JOBS Act allows us to delay the implementation of certain new accounting standards on our financial statements. However, at March 31, 2016 and December 31, 2015, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities.

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

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

Our net interest income increased 17.1% to $18.2 million in the three-month period ended March 31, 2016 from $15.6 million in the three-month period ended March 31, 2015, primarily due to increased average balances of interest-earning assets, which was partially offset by higher average balances of and rates on interest-bearing liabilities. Net interest margin in the three-month period ended March 31, 2016 increased to 4.63% from 4.56% in the three-month period ended March 31, 2015, mainly due to the yield on average earning assets increasing 6 basis points.

Interest income increased 17.0% to $20.8 million in the three-month period ended March 31, 2016 from $17.8 million in the three-month period ended March 31, 2015, due to higher average balances of interest-earning assets. In the three-month period ended March 31, 2016, average interest-earning assets increased to $1.581 billion from $1.384 billion in the three-month period ended March 31, 2015, mainly due to growth in our loan portfolio, which resulted from organic loan originations (partially offset by loan prepayments in the C1 Bank originated loan portfolio, and loans paying off in both the C1 Bank originated loan portfolio and in the acquired portfolio). The average yield earned on interest-earning assets increased to 5.27% in the three-month period ended March 31, 2016 from 5.21% in the three-month period ended March 31, 2015, primarily due to a redeployment of lower-yielding cash investments into higher-yielding loans and despite a decline in the yield on loans (to 5.64% from 5.90% for the three-month period ended March 31, 2016 and 2015, respectively). Average loans receivable as a percentage of average interest-earning assets increased from 87.3% in the three-month period ended March 31, 2015 to 92.2% in the three-month period ended March 31, 2016.

Interest expense increased 16.3% to $2.6 million in the three-month period ended March 31, 2016 from $2.2 million in the three-month period ended March 31, 2015, due to an increase in the average balances of and rates paid on interest-bearing liabilities. In the three-month period ended March 31, 2016, average interest-bearing liabilities increased to $1.202 billion from $1.082 billion in the three-month period ended March 31, 2015. In addition, the average rate paid on interest-bearing liabilities increased from 0.82% to 0.85%, primarily due to a higher rate on FHLB advances. Borrowing longer term from the FHLB was an asset/liability management decision to reduce exposure to increasing interest rates. Partially offsetting the increase in rates due to FHLB advances was a reduction in rates on interest-bearing deposits, mainly due to an improvement in the deposit mix. The cost of interest-bearing deposits decreased to 0.63% in the three-month period ended March 31, 2016 when compared to 0.64% in the three-month period ended March 31, 2015, due to a lower share of time deposits. In addition, average noninterest-bearing deposits increased by 15.1% to $346.4 million in the three-month period ended March 31, 2016 (representing 26.4% of total average deposits), from $301.1 million in the three-month period ended March 31, 2015 (representing 25.4% of total average deposits).

The table below shows the average balances, income and expense, and yields and rates of each of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three-Month Periods Ended March 31,
	2016			2015
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(in thousands)
Interest-earning assets:
Loans receivable(2)	$1,457,301	$20,495	5.64%	$1,207,295	$17,564	5.90%
Securities available for sale and other securities	250	3	4.82%	250	3	4.56%
Federal funds sold and balances at Federal Reserve Bank	111,860	150	0.54%	166,413	97	0.24%
Time deposits in other financial institutions	248	-	0.58%	-	-	0.00%
FHLB stock	11,487	136	4.75%	10,001	105	4.25%

Total interest-earning assets	1,581,146	20,784	5.27%	1,383,959	17,769	5.21%
Noninterest-earning assets:
Cash and due from banks	38,842			38,175
Other assets(3)	137,554			154,285
Total noninterest-earning assets	176,396			192,460

Total assets	$1,757,542			$1,576,419

Interest-bearing liabilities:
Interest-bearing deposits:
Time	$285,459	839	1.18%	$290,695	784	1.09%
Money market	460,471	500	0.44%	409,553	445	0.44%
Interest-bearing demand	180,962	161	0.36%	145,943	136	0.38%
Savings	37,925	21	0.22%	38,788	21	0.22%
Total interest-bearing deposits	964,817	1,521	0.63%	884,979	1,386	0.64%
Other interest-bearing liabilities:
FHLB advances	237,542	1,030	1.74%	197,000	808	1.66%

Total interest-bearing liabilities	1,202,359	2,551	0.85%	1,081,979	2,194	0.82%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	346,439			301,097
Other liabilities	4,209			4,289
Stockholders’ equity	204,535			189,054
Total noninterest-bearing liabilities and stockholders’ equity	555,183			494,440
Total liabilities and stockholders’ equity	$1,757,542			$1,576,419
Interest rate spread (taxable-equivalent basis)			4.42%			4.39%
Net interest income (taxable-equivalent basis)		$18,233			$15,575
Net interest margin (taxable-equivalent basis)			4.63%			4.56%
Average interest-earning assets to average interest-bearing liabilities			131.5%			127.9%

(1)	Calculated using daily averages.
(2)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses). Interest on loans includes net deferred fees and costs, and other loan fees of $1.1 million and $913 thousand in the three-month periods ended March 31, 2016 and 2015, respectively.
(3)	Other assets include bank-owned life insurance, tax lien certificates, OREO, fixed assets, interest receivable, prepaid expense and others.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the three-month period ended March 31, 2016 when compared to the three-month period ended March 31, 2015. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to average rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

	Three-Month Period Ended March 31, 2016
	Compared to
	Three-Month Period Ended March 31, 2015
	Due to Changes in
	Average Volume	Average Rate	Net Increase (Decrease)
	(in thousands)
Interest income from earning assets:
Loans receivable(1)	$3,742	$(811)	$2,931
Securities available for sale and other securities	-	-	-
Federal funds sold and balances at Federal Reserve Bank	(41)	94	53
Time deposits in other financial institutions	-	-	-
FHLB stock	18	13	31
Total interest income(2)	3,719	(704)	3,015
Interest expense from deposits and borrowings:
Time deposits	(14)	69	55
Money market deposit accounts	55	-	55
Interest-bearing demand deposits	33	(8)	25
Savings deposits	-	-	-
FHLB advances	181	41	222
Total interest expense	255	102	357
Change in net interest income	$3,464	$(806)	$2,658

(1)	Average loans are gross, including nonaccrual loans and overdrafts (net of deferred loan fees and before the allowance for loan losses).
(2)	Interest on loans includes net deferred fees and costs, and other loan fees of $1.1 million and $913 thousand in the three-month periods ended March 31, 2016 and 2015, respectively.

The $3.0 million increase in interest income when comparing the three-month period ended March 31, 2016 to the three-month period ended March 31, 2015 was primarily due to changes in loan volumes and yields. Higher average loan balances increased interest income $3.7 million, while lower yields reduced interest income $811 thousand. The $357 thousand increase in interest expense when comparing the three-month period ended March 31, 2016 to the three-month period ended March 31, 2015 was primarily due to changes in volumes and rates of FHLB advances. Higher average balances and rates of FHLB advances increased interest expense $181 thousand and $41 thousand, respectively, for a total increase of $222 thousand. In addition, the changes in interest-bearing deposit volumes and rates increased interest expense by $135 thousand.

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

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

We recorded a $561 thousand reversal of provision for loan losses for the three-month period ended March 31, 2016 and a $191 thousand provision for loan losses for the three-month period ended March 31, 2015. The reversal of provision for the three-month period ended March 31, 2016 included $312 thousand of allowance for new loans funded during the quarter, offset by $676 thousand in net recoveries, a $181 thousand reduction for general reserves related to existing loans paying down and a $16 thousand reduction in specific reserves for impaired and purchased credit impaired loans. The provision for the three-month period ended March 31, 2015 included $450 thousand of allowance for new loans funded during the quarter and a $43 thousand increase in specific reserves for impaired and purchased credit impaired loans. Partially offsetting the increase was $272 thousand in net recoveries, combined with a $30 thousand reduction in general reserves related to existing loans (primarily acquired loans as a result of credit quality improvements reflected in a net recovery position).

Noninterest Income

Noninterest income includes gains on sales of loans, service charges and fees, gains on sales of other real estate owned, net, bank-owned life insurance and other noninterest income.

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

Noninterest income increased 7.5% to $1.7 million in the three-month period ended March 31, 2016 from $1.6 million in the three-month period ended March 31, 2015. The increase was primarily due to $164 thousand in additional income from BOLI, mainly due to a $35.0 million investment completed in December 2014, the income from which was not fully reflected during the first quarter of 2015 as the ramp-up investment period was still in process. The increase in noninterest income was partially offset by declines in gains on sales of OREO ($41 thousand) and gains on sales of Small Business Administration (“SBA”) loans ($31 thousand).

The following table sets forth the components of noninterest income for the periods indicated:

	Three-Month Periods Ended March 31,
	2016	2015
	(in thousands)
Gains on sales of loans	$199	$230
Service charges and fees	619	567
Gains on sales of other real estate owned, net	307	348
Bank-owned life insurance	256	92
Other noninterest income	341	365
Total noninterest income	$1,722	$1,602

Noninterest Expense

Noninterest expense includes primarily salaries and employee benefits, occupancy expense, network services and data processing, advertising and promotion, OREO expenses and professional fees, among others. We monitor the ratio of noninterest expense to the sum of net interest income plus noninterest income, which is commonly known as the efficiency ratio.

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

Noninterest expense increased 6.4% to $12.6 million in the three-month period ended March 31, 2016 from $11.8 million in the three-month period ended March 31, 2015. The increase was mainly due to merger related expenses of $585 thousand pursuant to the Agreement with OZRK. Also impacting the increase in noninterest expense were higher salaries and employee benefits ($169 thousand), network services and data processing ($115 thousand) and regulatory assessments ($101 thousand), the higher amount of which was due to growth in the assessment base (mainly due to growth in assets) and a higher than anticipated assessment rate related to the fourth quarter of 2015 (mainly due to higher nonaccrual loans at the end of 2015). The increase in noninterest expense was partially offset by a reduction in other real estate owned related expense ($234 thousand), primarily due to fewer OREO properties.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three-Month Periods Ended March 31,
	2016	2015
	(in thousands)
Salaries and employee benefits	$5,386	$5,217
Occupancy expense	1,231	1,212
Furniture and equipment	724	756
Regulatory assessments	462	361
Network services and data processing	1,199	1,084
Printing and office supplies	66	58
Postage and delivery	53	84
Advertising and promotion	859	826
Other real estate owned related expense	359	593
Other real estate owned – valuation allowance expense	14	31
Amortization of intangible assets	55	83
Professional fees	779	698
Loan collection expenses	103	84
Merger related expenses	585	-
Other noninterest expense	723	748
Total noninterest expense	$12,598	$11,835

In the three-month periods ended March 31, 2016 and March 31, 2015, our efficiency ratio was 63.1% and 68.9%, respectively. The improved efficiency ratio for the three-month period ended March 31, 2016 was mainly due to higher net interest income and noninterest income, and despite the $585 thousand in merger related expense. We also closely track annualized revenue per employee and average assets per employee, as measures of efficiency. Annualized revenue per employee was $396 thousand in the three-month period ended March 31, 2016 as compared to $326 thousand in the three-month period ended March 31, 2015 and average assets per employee were $7.7 million in the three-month period ended March 31, 2016 as compared to $6.5 million in the three-month period ended March 31, 2015, which reflected our productivity gains and growth. We had 226 full-time equivalent employees at March 31, 2016 and 244 at March 31, 2015.

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

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

In the three-month period ended March 31, 2016, we recorded income tax expense of $3.3 million, compared to income tax expense of $2.0 million in the three-month period ended March 31, 2015. The increase in income tax expense was due primarily to our greater income before taxes. The effective income tax rate was 41.3% for the three-month period ended March 31, 2016, higher than the effective income tax rate of 38.4% for the three-month period ended March 31, 2015 mainly due to our nondeductible merger related expenses associated with the Agreement with OZRK.

Net Income

We evaluate our net income using the common industry ratio, ROAA, which is equal to net income for the period annualized, divided by the daily average of total assets for the period. We also use ROAE, which is equal to net income for the period annualized, divided by the daily average of total stockholders’ equity for the period.

Three-month period ended March 31, 2016 compared to three-month period ended March 31, 2015

In the three-month period ended March 31, 2016, our net income of $4.7 million, or $0.29 basic and diluted net income per common share, represented an ROAA of 1.06% and an ROAE of 9.12%. Our average equity-to-assets ratio (average equity divided by average total assets) in the three-month period ended March 31, 2016 was 11.64%. In comparison, in the three-month period ended March 31, 2015, our net income of $3.2 million, or $0.20 basic and diluted net income per common share, represented an ROAA of 0.82% and an ROAE of 6.81%. Our average equity-to-assets ratio in the three-month period ended March 31, 2015 was 11.99%.

Financial Condition

Our assets totaled $1.787 billion and $1.726 billion at March 31, 2016 and December 31, 2015, respectively. Loans receivable, net, as of March 31, 2016 and December 31, 2015 were $1.446 billion and $1.429 billion, respectively. Total deposits were $1.345 billion and $1.278 billion as of March 31, 2016 and December 31, 2015, respectively. Total liabilities, consisting of deposits, FHLB advances and other liabilities totaled $1.581 billion and $1.525 billion as of March 31, 2016 and December 31, 2015, respectively. The increases in total assets, loans receivable, net, deposits and liabilities in 2016 were due to organic growth.

Stockholders’ equity was $205.6 million and $201.0 million as of March 31, 2016 and December 31, 2015, respectively. The increase in stockholders’ equity was due to $4.7 million of net income earned during the three-month period ended March 31, 2016.

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

Loans by Portfolio Segment

The following table sets forth the carrying amounts of our loans by portfolio segment as of the dates indicated:

	As of March 31, 2016		As of December 31, 2015
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Real estate:
Residential	$295,925	20.3	$303,644	21.0
Commercial	782,193	53.6	783,774	54.3
Construction	223,562	15.3	197,070	13.7
Total real estate	1,301,680	89.2	1,284,488	89.0
Commercial	61,019	4.2	63,635	4.4
Consumer	97,054	6.6	94,521	6.6
Total loans	1,459,753	100.0	1,442,644	100.0
Less:
Net deferred loan fees	(5,612)		(5,482)
Allowance for loan losses	(8,146)		(8,031)
Loans receivable, net	$1,445,995		$1,429,131

As of March 31, 2016 and December 31, 2015, 89.2% and 89.0%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

As of March 31, 2016	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$45,100	$113,580	$137,245	$295,925
Commercial	125,231	333,529	323,433	782,193
Construction	106,818	74,866	41,878	223,562
Total real estate	277,149	521,975	502,556	1,301,680
Commercial	11,494	26,337	23,188	61,019
Consumer	5,595	77,760	13,699	97,054
Total loans	$294,238	$626,072	$539,443	$1,459,753

As of December 31, 2015	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(in thousands)
Real estate:
Residential	$49,192	$110,979	$143,473	$303,644
Commercial	123,767	356,141	303,866	783,774
Construction	99,652	59,599	37,819	197,070
Total real estate	272,611	526,719	485,158	1,284,488
Commercial	14,635	24,636	24,364	63,635
Consumer	5,833	79,301	9,387	94,521
Total loans	$293,079	$630,656	$518,909	$1,442,644

The following tables present the sensitivities to changes in interest rates of our portfolio at the dates indicated:

As of March 31, 2016	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$96,572	$199,353	$295,925
Commercial	287,009	495,184	782,193
Construction	57,371	166,191	223,562
Total real estate	440,952	860,728	1,301,680
Commercial	22,670	38,349	61,019
Consumer	35,859	61,195	97,054
Total loans	$499,481	$960,272	$1,459,753

As of December 31, 2015	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Real estate:
Residential	$97,746	$205,898	$303,644
Commercial	288,124	495,650	783,774
Construction	61,542	135,528	197,070
Total real estate	447,412	837,076	1,284,488
Commercial	22,010	41,625	63,635
Consumer	36,252	58,269	94,521
Total loans	$505,674	$936,970	$1,442,644

As part of our asset/liability management strategy, we rarely offer fixed-rate loans with maturity above five years. As of March 31, 2016, 2.1% of our total loans (and 1.3% of the loans in our originated loan portfolio) were fixed-rate with a maturity over 5 years. As of March 31, 2016, 65.8% of our total loans (and 64.3% of the loans in our originated loan portfolio) was made up of variable-rate loans. The fixed-rate portion of our originated portfolio had a weighted average time to maturity of 2.5 years. The following table presents the contractual maturities of our loan portfolio at the dates indicated, segregated into fixed and variable interest rate loans as of March 31, 2016:

As of March 31, 2016	Fixed Interest Rate	Variable Interest Rate	Total
	(in thousands)
Maturity
One year or less	$97,779	$196,459	$294,238
One to five years	370,801	255,271	626,072
More than five years	30,901	508,542	539,443
Total loans	$499,481	$960,272	$1,459,753

Loan Growth

We monitor new loan production by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the three-month period ended March 31, 2016, we originated a total of $84.2 million of new loans, including $74.0 million of real estate loans ($6.1 million, $35.9 million and $31.9 million of which were residential, commercial and construction real estate loans, respectively), and $5.1 million each of commercial loans and consumer loans. As of March 31, 2016, the average loan outstanding size in our originated portfolio was $1.1 million. For the three-month period ended March 31, 2015, we originated a total of $176.4 million of new loans, including $135.2 million of real estate loans ($10.9 million, $52.6 million and $71.7 million of which were residential, commercial and construction real estate loans, respectively), $11.8 million of commercial loans, and $29.4 million of consumer loans.

	Three-Month Period Ended March 31, 2016		Three-Month Period Ended March 31, 2015
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
New loan originations
Real estate:
Residential	$6,127	7.3	$10,858	6.2
Commercial	35,890	42.6	52,592	29.8
Construction	31,937	38.0	71,734	40.6
Total real estate	73,954	87.9	135,184	76.6
Commercial	5,073	6.0	11,757	6.7
Consumer	5,138	6.1	29,415	16.7
Total loans	$84,165	100.0	$176,356	100.0

The total loan origination amount in the three-month period ended March 31, 2016 reflected organic growth across our markets.

In addition to growing organically, our acquisition strategy, which has focused on acquiring banks in Florida regional markets, has resulted in an increase in the number and balance of loans outstanding after each transaction. Subsequently, these balances decline as these loans mature and are paid down. These acquired loans were recorded at their fair value, such that there was no carryover of the allowance for loan losses. As of March 31, 2016 and December 31, 2015, the breakdown of our portfolio by originating bank was as follows:

	As of March 31, 2016		As of December 31, 2015
	Amount	% of Total	Amount	% of Total
	(in thousands, except %)
Originating Bank
C1 Bank	$1,196,972	82.0	$1,163,212	80.6
Community Bank of Manatee	47,989	3.3	50,493	3.5
First Community Bank of America	103,816	7.1	110,532	7.7
The Palm Bank	17,151	1.2	18,895	1.3
First Community Bank of Southwest Florida	93,825	6.4	99,512	6.9
Total loans	$1,459,753	100.0	$1,442,644	100.0

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of nonperforming assets as rapidly as possible.

For certain acquired loans, there was evidence at acquisition of deterioration of credit quality since origination and it was probable at acquisition that all contractually required payments would not be collected. The unpaid principal balance and carrying amount of these purchased credit impaired loans at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Unpaid principal balance	$32,246	$33,637
Carrying amount, net of allowance of $125 and $124	23,301	24,259

Accretable discount, or income expected to be collected was $1.7 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively.

Foreign Outstandings

We have made four commercial real estate loans to three Brazilian corporations, which at March 31, 2016 and December 31, 2015 in total exceeded 1% of our total assets. These loans to the three Brazilian borrowers are secured by collateral outside of the U.S., and had aggregate outstanding balances (including accrued interest) at March 31, 2016 and December 31, 2015, of $41.1 million and $41.3 million, representing 2.3% and 2.4% of our total assets, respectively. These loans to foreign borrowers were made in accordance with the credit policy and procedures in place at the time of origination. Two of these loans, which were made to one of the Brazilian borrowers, had a combined recorded investment of $17.3 million and are secured by a first lien on farmland appraised at $49.1 million (of which we are entitled to 50.9%, as the collateral is shared on a first lien basis with another bank), representing a 69% loan-to-value ratio. The three main parcels of this collateral pool (representing 83% of the collateral) were appraised during 2014 and the rest in 2012. During the first quarter of 2016, the borrower filed for bankruptcy. At March 31, 2016, these loans were included in the greater than 89 days past due category and on nonaccrual status. The third loan, which was made to another Brazilian borrower, had a recorded investment of $17.5 million and is secured by a first lien on farmland appraised at $43.8 million during 2015, representing a 40% loan-to-value ratio. This loan was included in the greater than 89 days past due category and accruing as of March 31, 2016, as we continue to collect (a payment was received after quarter end, which brought the loan below 90 days past due) and the loan is well-secured. The final loan, which was made to the third Brazilian borrower, had a recorded investment of $6.3 million and is secured by closely held stock. This loan is current and paying as agreed. There is inherent country risk associated with this international business. International trade laws, U.S. relations with Brazil, foreign exchange volatility, the foreign nature of the Brazilian legal system and government policy, and regulatory changes may inhibit our ability to collect payment, or claim collateral (if any) located in Brazil. Furthermore, we may experience loss due to unforeseen economic, social or weather conditions that affect Brazilian markets and in particular the market for Brazilian agriculture products. The expense of collecting on defaulted loans may be higher than in the United States, which may reduce the size of any recovery. We are also subject to the risk that the value of any real estate collateral could decline, further harming our ability to fully collect on any defaulted loan. The appraised values of the collateral securing these loans have decreased in U.S. Dollar terms as the Brazilian currency has devalued against the U.S. Dollar and could decrease further if the Brazilian currency continues to devalue. The Brazilian economy is experiencing negative growth, a material decline in the value of its currency, increasing rates of inflation, growing unemployment, banking strikes and higher interest rates; the country has been recently downgraded by the three rating agencies to non-investment grade (junk) status. These macroeconomic trends coupled with a growing corruption scandal involving the government, state-owned enterprises and some of the largest private corporations have resulted in a political crisis, which is placing stress on the Brazilian economy and may affect the ability of our borrowers to repay their loans and the value of our underlying collateral. Exchange rate fluctuations may stress the debt service coverage of these borrowers and impact the U.S. dollar value of the collateral. We may be forced to modify these loans in an attempt to collect, which would increase our level of classified assets, harm our earnings, negatively impact our capital, and which could increase regulatory scrutiny. The substantial size of each of these individual relationships could, if unpaid, materially adversely affect our earnings and capital. These three borrowers are not affiliates of our controlling stockholders and the loans were not made in consideration of our relationship with our controlling stockholders. We are not actively seeking additional loans with collateral in Brazil.

In connection with our merger agreement with OZRK, we conducted a marketing process to solicit offers for the purchase of these Brazilian loans.  The marketing process was concluded on March 10, 2016, and no offers for the Brazilian loans were received by us in excess of the price to be paid under that certain standby purchase agreement between Marcelo Faria de Lima and OZRK (the “Brazilian standby purchase agreement”).  The Agreement provides for an increase in the consideration payable to C1 Financial shareholders in the merger if the Brazilian loans are sold at a price in excess of the price to be paid under the Brazilian standby purchase agreement. (See “The Brazilian Standby Purchase Agreement” in the C1 Financial Proxy Statement for further information.) Based on the results of the marketing process, we do not believe that there will be an increase in the consideration payable to C1 Financial shareholders under the Agreement as a result of a sale of the Brazilian loans.

Nonperforming and Substandard Assets

Our nonperforming loans consist of loans that are on nonaccrual status and past due over 90 days and still accruing, including nonperforming troubled debt restructurings. Loans graded as substandard but still accruing, which may include loans restructured as troubled debt restructurings, may be impaired and classified substandard. Troubled debt restructurings include loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower.

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued but not collected, is reversed from income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of March 31, 2016 and December 31, 2015, there were $36.3 million and $36.0 million, respectively, in nonaccrual loans. If such nonaccrual loans would have been accruing during the three-month period ended March 31, 2016, the year ended December 31, 2015 and the three-month period ended March 31, 2015, we would have recorded an additional $489 thousand, $1.3 million and $268 thousand of interest income, respectively. No interest income from nonaccrual loans was recognized for the three-month period ended March 31, 2016, the year ended December 31, 2015 and the three-month period ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, we had no accruing loans that were contractually past due 90 days or more as to principal and interest other than the one Brazilian loan discussed previously, since we continue to collect payments on this well-secured credit. As of March 31, 2016 and December31, 2015, we had three troubled debt restructurings totaling $946 thousand and $954 thousand, respectively.

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

Loans totaling $39.4 million and $40.0 million were classified substandard under the Bank’s policy at March 31, 2016 and December 31, 2015, respectively. The following tables set forth information related to the credit quality of our loan portfolio at March 31, 2016 and December 31, 2015:

As of March 31, 2016	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$284,997	$3,809	$7,119	$295,925
Commercial	720,172	31,038	30,983	782,193
Construction	222,021	853	688	223,562
Total real estate	1,227,190	35,700	38,790	1,301,680
Commercial	53,887	6,550	582	61,019
Consumer	96,975	69	10	97,054
Total loans	$1,378,052	$42,319	$39,382	$1,459,753

As of December 31, 2015	Pass	Special Mention	Substandard	Total
	(in thousands)
Real estate:
Residential	$294,790	$1,683	$7,171	$303,644
Commercial	716,519	35,746	31,509	783,774
Construction	195,468	877	725	197,070
Total real estate	1,206,777	38,306	39,405	1,284,488
Commercial	56,364	6,655	616	63,635
Consumer	94,381	130	10	94,521
Total loans	$1,357,522	$45,091	$40,031	$1,442,644

Real estate we have acquired through bank acquisitions or as a result of foreclosure is classified as OREO until sold. Our policy is to initially record OREO at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of the other real estate. Subsequent decreases in value are booked as other real estate owned—valuation allowance expense in the income statement. We held $27.6 million of OREO as of March 31, 2016, a decline of $773 thousand from the $28.3 million as of December 31, 2015, mainly due to sales. Our ratio of total nonperforming assets to total assets increased to 4.53% at March 31, 2016 from 3.73% at December 31, 2015, primarily due to the accruing Brazilian loan that was contractually past due 90 days or more.

The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and OREO to total assets as of the dates indicated, and certain other related information:

	As of
	March 31, 2016	December 31, 2015

Total nonaccrual loans	$36,284	$35,951
Total accruing loans over 90 days delinquent	17,055	-
Total nonperforming loans	53,339	35,951
OREO	27,557	28,330
Total nonperforming assets	$80,896	$64,281
Total nonaccrual loans as a percentage of total loans	2.49%	2.49%
Total accruing loans over 90 days delinquent as a percentage of total loans	1.17%	0.00%
Total nonperforming loans as a percentage of total loans	3.65%	2.49%
Total nonperforming assets as a percentage of total assets	4.53%	3.73%
Loans restructured as troubled debt restructurings	$946	$954
Troubled debt restructurings as a percentage of total loans	0.06%	0.07%

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

Our allowance for loan losses was allocated as follows as of the dates indicated in the table below:

	As of
	March 31, 2016		December 31, 2015
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate:
Residential	$1,715	20.3	$1,763	21.0
Commercial	4,008	53.6	4,007	54.3
Construction	1,337	15.3	1,206	13.7
Total real estate	7,060	89.2	6,976	89.0
Commercial	415	4.2	437	4.4
Consumer	671	6.6	618	6.6
Total allowance for loan losses	$8,146	100.0	$8,031	100.0

The following table sets forth certain information with respect to activity in our allowance for loan losses during the periods indicated:

	Three-Month Periods Ended March 31,
	2016	2015

Allowance for loan losses at beginning of period	$8,031	$5,324
Charge-offs:
Residential real estate	(15)	-
Commercial real estate	-	(1)
Construction	(1)	-
Commercial	(34)	-
Consumer	(4)	(3)
Total charge-offs	(54)	(4)
Recoveries:
Residential real estate	55	69
Commercial real estate	469	112
Construction	124	23
Commercial	46	33
Consumer	36	39
Total recoveries	730	276
Net recoveries	676	272
Provision (reversal of provision) for loan losses	(561)	191
Allowance for loan losses at end of period	$8,146	$5,787
Ratio of annualized net recoveries during the period to average loans outstanding during the period	(0.19)%	(0.09)%
Allowance for loan losses as a percentage of total loans at end of period	0.56	0.46
Allowance for loan losses as a percentage of nonaccrual loans	22.45	29.37
Allowance for loan losses as a percentage of nonperforming loans	15.27	29.37

Our allowance for loan losses to total loans increased to 0.56% at March 31, 2016 from 0.46% at March 31, 2015. Additionally, as a result of our acquisition strategy, we acquired the right to seek deficiency judgments resulting from defaulted loans from our acquired banks (including loans that defaulted before the acquisitions). We have actively pursued recovery of these deficiency amounts. This strategy has resulted in recoveries of $730 thousand and $276 thousand in the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

Investment Securities

We did not carry any balance of investment securities available for sale as of March 31, 2016 and December 31, 2015 due to our decision to sell the entirety of our securities available for sale portfolio in 2013. This decision was based on our assessment that improving economic conditions could begin to put upward pressure on interest rates, which prompted us to redeploy these assets into loans.

Bank-Owned Life Insurance

As of March 31, 2016 and December 31, 2015, we maintained investments in bank-owned life insurance of $37.5 million and $37.3 million, respectively, $35.0 million of which was purchased during December 2014. This purchase allowed us to deploy excess cash, has enhanced noninterest income and offset the rising costs of employee benefits. Included in the balance at both March 31, 2016 and December 31, 2015 was $1.5 million relating to policies on former officers of an acquired bank. During the second quarter of 2015, we sent surrender notices for these acquired polices and expect to receive the proceeds within three to six months.

Deposits

We monitor deposit growth by account type, market and rate. We seek to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. Total deposits as of March 31, 2016 and December 31, 2015 were $1.345 billion and $1.278 billion, respectively. Our growth in deposits during the first three months of 2016 was due to our organic growth efforts by our banking centers and marketing team to expand our client reach.

The following table sets forth the distribution by type of our deposit accounts for the dates indicated:

	As of
	March 31, 2016		December 31, 2015
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(in thousands, except %)
Deposit Type
Noninterest-bearing demand	$379,464	28.2	$321,034	25.1
Interest-bearing demand	180,779	13.4	182,212	14.3
Money market and savings	493,917	36.8	494,943	38.7
Time	290,686	21.6	280,076	21.9
Total deposits	$1,344,846	100.0	$1,278,265	100.0
Time Deposits
0.00 - 0.50%	$32,151	11.1	$30,159	10.8
0.51 - 1.00%	40,466	13.9	44,421	15.9
1.01 - 1.50%	173,223	59.5	158,454	56.5
1.51 - 2.00%	27,520	9.5	28,233	10.1
2.01 - 2.50%	13,854	4.8	15,336	5.5
Above 2.50%	3,472	1.2	3,473	1.2
Total time deposits	$290,686	100.0	$280,076	100.0

The following tables set forth our time deposits segmented by months to maturity and deposit amount:

	As of March 31, 2016
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$20,822	$12,017	$32,839
Over Three to Six	28,567	9,060	37,627
Over Six to Twelve	58,050	24,662	82,712
Over Twelve	72,049	65,459	137,508
Total	$179,488	$111,198	$290,686

	As of December 31, 2015
	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
	(dollars in thousands)
Months to maturity:
Three or less	$6,986	$10,019	$17,005
Over Three to Six	20,465	12,320	32,785
Over Six to Twelve	44,990	20,179	65,169
Over Twelve	97,115	68,002	165,117
Total	$169,556	$110,520	$280,076

We had brokered deposits of $38.7 million as of March 31, 2016 and December 31, 2015.

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes; however, we may obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or by entering into client purchase agreements. We also use these sources of funds as part of our asset/liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. This may include match funding of fixed-rate loans. Our level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs. As of March 31, 2016, we had $229.0 million outstanding in advances from the FHLB with the following average rates and maturities:

	As of March 31, 2016
	Amount	% of total	Average rate (%)
Maturity year:
2016	$32,000	14.0	1.66%
2017	12,000	5.2	2.13%
2018	45,000	19.7	1.52%
2019	45,000	19.7	1.98%
2020	85,000	37.0	1.85%
2023	10,000	4.4	2.70%
Total	$229,000	100.0	1.83%

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

As of March 31, 2016, we held cash equal to 13.4% of total deposits and borrowings due in less than 12 months, which represented approximately $46.3 million of excess cash above our target.

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

As of March 31, 2016 and December 31, 2015, we had an equity-to-assets ratio of 11.51% and 11.65%, respectively. As of March 31, 2016 and December 31, 2015, we had a Tier 1 capital to risk-weighted assets ratio of 13.41% and 13.32%, respectively, and a Tier 1 leverage ratio of 11.66% and 11.55%, respectively. There is no threshold for well-capitalized status for bank holding companies.

As of March 31, 2016 and December 31, 2015, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the tables below:

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
March 31, 2016	Amount	Ratio	Amount	Ratio (1)	Amount		Ratio
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$213,065	13.94%	$131,831	8.625%	$	N/A	N/A
C1 Bank	203,538	13.33%	131,705	8.625%		152,702	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	204,919	13.41%	101,262	6.625%		N/A	N/A
C1 Bank	195,392	12.80%	101,165	6.625%		122,161	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	204,919	13.41%	78,334	5.125%		N/A	N/A
C1 Bank	195,392	12.80%	78,260	5.125%		99,256	6.50%
Tier 1 leverage ratio
C1 Financial, Inc.	204,919	11.66%	70,275	4.00%		N/A	N/A
C1 Bank	195,392	11.13%	70,216	4.00%		87,770	5.00%

(1) Minimum regulatory capital ratios at March 31, 2016 include the applicable minimum risk-based capital ratios and capital conservation buffer.

	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands, except %)
Total capital to risk-weighted assets
C1 Financial, Inc.	$208,426	13.85%	$120,369	8.00%	$	N/A	N/A
C1 Bank	198,316	13.19%	120,252	8.00%		150,315	10.00%
Tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	90,277	6.00%		N/A	N/A
C1 Bank	190,286	12.66%	90,189	6.00%		120,252	8.00%
Common equity tier 1 capital to risk-weighted assets
C1 Financial, Inc.	200,396	13.32%	67,707	4.50%		N/A	N/A
C1 Bank	190,286	12.66%	67,642	4.50%		97,705	6.50%
Tier 1 leverage ratio
C1 Financial, Inc.	200,396	11.55%	69,410	4.00%		N/A	N/A
C1 Bank	190,286	10.97%	69,376	4.00%		86,720	5.00%

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments largely include commitments to extend credit and standby letters of credit. Total amounts committed under these financial instruments were $176.7 million and $176.4 million as of March 31, 2016 and December 31, 2015, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

Our off-balance sheet arrangements at March 31, 2016 and December 31, 2015 are summarized in the tables that follow:

	Amount of Commitment Expiration Per Period as of March 31, 2016
	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total Amounts Committed
	(in thousands)

Unused lines of credit	$14,492	$6,473	$2,966	$16,402	$40,333
Standby letters of credit	1,838	548	101	-	2,487
Commitments to fund loans	41,839	19,315	24,944	47,806	133,904
Total	$58,169	$26,336	$28,011	$64,208	$176,724

	Amount of Commitment Expiration Per Period as of December 31, 2015
	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total Amounts Committed
	(in thousands)

Unused lines of credit	$10,386	$8,450	$2,892	$15,887	$37,615
Standby letters of credit	2,102	125	101	-	2,328
Commitments to fund loans	29,386	50,027	7,096	49,948	136,457
Total	$41,874	$58,602	$10,089	$65,835	$176,400

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

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2016	2015	2015	2015	2015

Loan loss reserves
Allowance for loan losses	$8,146	$8,031	$7,932	$7,675	$5,787
Acquired performing loans discount	2,437	2,629	2,830	3,047	3,242
Total	$10,583	$10,660	$10,762	$10,722	$9,029
Loans receivable, gross	$1,459,753	$1,442,644	$1,390,275	$1,361,459	$1,256,606
Allowance for loan losses to total loans receivable	0.56%	0.56%	0.57%	0.56%	0.46%
Allowance plus performing loans discount to total loans receivable	0.72%	0.74%	0.77%	0.79%	0.72%

Efficiency ratio
Noninterest expense	$12,598	$15,720	$11,972	$11,845	$11,835
Taxable-equivalent net interest income	$18,233	$17,734	$18,040	$16,811	$15,575
Noninterest income	$1,722	$1,750	$2,114	$4,335	$1,602
Gains on sales of securities	-	-	-	-	-
Adjusted noninterest income	$1,722	$1,750	$2,114	$4,335	$1,602
Efficiency ratio	63.1%	80.7%	59.4%	56.0%	68.9%

Revenue and average assets per average number of employees
Interest income	$20,784	$20,309	$20,546	$19,115	$17,769
Noninterest income	1,722	1,750	2,114	4,335	1,602
Total revenue	$22,506	$22,059	$22,660	$23,450	$19,371
Total revenue annualized	$90,271	$87,517	$89,901	$94,058	$78,560
Total average assets	$1,757,542	$1,735,792	$1,687,662	$1,615,468	$1,576,419
Average number of employees	228	237	245	245	241
Revenue per average number of employees	$396	$369	$367	$384	$326
Average assets per average number of employees	$7,709	$7,324	$6,888	$6,594	$6,541

Tangible stockholders' equity and Tangible book value per share
Total stockholders' equity	$205,631	$200,981	$199,560	$194,555	$189,812
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(643)	(699)	(754)	(824)	(904)
Tangible stockholders' equity	$204,739	$200,033	$198,557	$193,482	$188,659

Common shares outstanding	16,101	16,101	16,101	16,101	16,101
Book value per share	$12.77	$12.48	$12.39	$12.08	$11.79
Tangible book value per share	12.72	12.42	12.33	12.02	11.72

Adjusted yield earned on loans
Reported yield on loans	5.64%	5.67%	5.87%	5.89%	5.90%
Effect of accretion income on acquired loans	(0.08)%	(0.10)%	(0.10)%	(0.10)%	(0.14)%
Adjusted yield on loans	5.56%	5.57%	5.77%	5.79%	5.76%

Adjusted rate paid on total deposits
Reported rate paid on total deposits	0.47%	0.47%	0.46%	0.44%	0.47%
Effect of premium amortization on acquired deposits	0.00%	0.00%	0.00%	0.01%	0.01%
Adjusted rate paid on total deposits	0.47%	0.47%	0.46%	0.45%	0.48%

Adjusted net interest margin
Reported net interest margin	4.63%	4.51%	4.75%	4.71%	4.56%
Effect of accretion income on acquired loans	(0.08)%	(0.10)%	(0.09)%	(0.09)%	(0.12)%
Effect of premium amortization on acquired
deposits and borrowings	(0.01)%	(0.01)%	(0.02)%	(0.02)%	(0.03)%
Adjusted net interest margin	4.54%	4.40%	4.64%	4.60%	4.41%

Average excess cash
Average total deposits	$1,311,256	$1,290,045	$1,237,460	$1,185,325	$1,186,076
Borrowings due in one year or less	38,500	34,168	16,136	17,750	25,189
Total base for liquidity	$1,349,756	$1,324,213	$1,253,596	$1,203,075	$1,211,265
Minimum liquidity level (10% of base) (a)	$134,976	$132,421	$125,360	$120,308	$121,127
Average cash and cash equivalents (b)	150,702	181,789	159,767	168,740	204,588
Cash above liquidity level (b)-(a)	15,726	49,368	34,407	48,432	83,461
Less estimated short-term deposits	(13,813)	(11,978)	(23,834)	(20,823)	(11,353)
Average excess cash	$1,913	$37,390	$10,573	$27,609	$72,108

Tangible equity to tangible assets
Total stockholders' equity	$205,631	$200,981	$199,560	$194,555	$189,812
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(643)	(699)	(754)	(824)	(904)
Tangible stockholders' equity	$204,739	$200,033	$198,557	$193,482	$188,659

Total assets	$1,787,071	$1,725,520	$1,712,483	$1,677,806	$1,596,739
Less: Goodwill	(249)	(249)	(249)	(249)	(249)
Other intangible assets	(643)	(699)	(754)	(824)	(904)
Tangible assets	$1,786,179	$1,724,572	$1,711,480	$1,676,733	$1,595,586

Equity/Assets	11.51%	11.65%	11.65%	11.60%	11.89%
Tangible Equity/Tangible Assets	11.46%	11.60%	11.60%	11.54%	11.82%

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

Based upon the current interest rate environment, as of March 31, 2016 and December 31, 2015, our sensitivity to interest rate risk based on a static scenario, assuming no change in asset and liability balances, was as follows:

As of March 31, 2016
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(8.9)	(12.0)	$(43.3)	(19.0)
(300)	(7.7)	(10.4)	(34.8)	(15.3)
(200)	(5.4)	(7.3)	(23.1)	(10.2)
(100)	(2.9)	(3.9)	(9.6)	(4.2)
0	-	-	-	-
100	4.4	6.0	8.7	3.8
200	8.9	12.0	16.7	7.3
300	13.3	17.9	23.7	10.4
400	17.7	23.9	30.0	13.2

As of December 31, 2015
	Next 12 Months
Interest Rate	Net Interest Income		Economic Value of Equity
Change in Basis Points	$ Change	% Change	$ Change	% Change
(in millions, except %)
(400)	$(10.3)	(13.9)	$(43.8)	(19.7)
(300)	(8.6)	(11.5)	(33.5)	(15.1)
(200)	(6.0)	(8.1)	(21.5)	(9.7)
(100)	(2.7)	(3.6)	(7.3)	(3.3)
0	-	-	-	-
100	4.0	5.4	6.8	3.1
200	8.0	10.8	12.7	5.7
300	11.9	16.1	17.9	8.1
400	15.9	21.4	22.3	10.1

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including adjusting the maturity and/or rate sensitivity of our borrowings, changing our loan portfolio strategy or entering into hedging transactions, among others. As of March 31, 2016, we were in compliance with all of the limits and policies established by management.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2016, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1. Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, following the announcement of the merger with OZRK, a purported shareholder class action complaint was filed in the Court of the Sixth Circuit in Pinellas County, Florida (the “Court”) against C1 Financial and the individual members of C1 Financial’s board of directors, and OZRK (the “Action”). The Action generally alleged claims for breach of fiduciary duty by the individual directors of C1 Financial and also alleges that C1 Financial and OZRK have aided and abetted the C1 Financial board members’ breaches of their fiduciary duties. On January 22, 2016, the plaintiff in the Action filed an amended complaint adding, among other things, allegations of material misstatements and omissions concerning the content of the preliminary Registration Statement on Form S-4 filed by OZRK on January 5, 2016. The Action requests, among other things, that the Merger be enjoined.

On February 22, 2016, the parties to the Action entered into a memorandum of understanding (the “MOU”) reflecting the terms of an agreement, subject to final approval by the Court and certain other conditions, to settle the Action. Pursuant to the MOU, and without admitting any wrongdoing or that these supplemental disclosures are material or required to be made, defendants agreed to make certain supplemental disclosures requested by plaintiffs in the Action. The MOU further provides that, among other things, (a) after the completion of reasonable confirmatory discovery the parties will negotiate a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Court for review and approval; (b) the Stipulation will provide for dismissal of the Action with prejudice; (c) the Stipulation will include a general release of defendants of claims relating to, among other things, the Merger and the Merger Agreement; and (d) the settlement is conditioned on, among other things, consummation of the Merger, class certification and final approval by the Court after notice to C1 Financial’s shareholders. Defendants believe that the allegations and claims in the litigation are without merit and, if the settlement does not receive final approval, intend to defend them vigorously. Defendants are entering into the settlement solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest. The settlement will not affect the timing of the Merger or the amount of consideration to be paid in the Merger.

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

Item 1A. Risk Factors

As of May 9, 2016, there have been no material changes from the risk factors previously disclosed in response to “Part I—Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, other than as set forth below. The risk factor presented below supersedes the risk factor having the same caption in our Annual Report on Form 10-K for the year ended December 31, 2015 and should be otherwise read in conjunction with all of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Litigation Filed Against Us and Our Board Of Directors and OZRK Could Prevent Or Delay the Completion of the Merger Or Result in the Payment Of Damages Following Completion Of the Merger.

In connection with the merger, a putative class action lawsuit was filed by a purported shareholder of C1 Financial against us and our board of directors and OZRK. Among other remedies, the plaintiff seeks court approval of the plaintiff as a proper class representative and certification of the lawsuit as a shareholders’ class action, and seeks to enjoin the merger. On January 22, 2016, the plaintiff filed an amended complaint adding, among other things, details about the merger sales process and proposed transaction and allegations of material misrepresentations and omissions concerning the content of the preliminary Registration Statement on Form S-4 filed by OZRK on January 5, 2016. On February 22, 2016, the parties to the action entered into a memorandum of understanding reflecting the terms of an agreement, subject to final approval by the court and certain other conditions, to settle the action. If a dismissal is not granted or a settlement is not reached and approved by the court, the lawsuit could prevent or delay completion of the merger and result in substantial costs to OZRK and us, including any costs associated with indemnification. Additional lawsuits may be filed against us, OZRK, or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim seeking remedies against us, our board of directors or OZRK in connection with the merger transaction that remains unresolved at the effective time of the merger may adversely affect OZRK’s business, financial condition, results of operations and cash flows. See the section entitled “Legal Proceedings” for more information. See also “The Merger Agreement—Interests of C1 Executive Officers and Directors in the Merger—Indemnification” and “The Merger Agreement— Interests of C1 Executive Officers and Directors in the Merger—Officers’ and Directors’ Liability Insurance” in the C1 Financial Proxy Statement.

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

C1 FINANCIAL, INC.

Signature	Title	Date

/s/ Cristian A. Melej	Chief Financial Officer	May 9, 2016
Cristian A. Melej	(Principal Financial Officer)

Exhibit Index***

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36595.